Form 10QSB
period 1999-06-30
NEC PROPERTIES INC
filed 1999-07-22
CIK 1076779

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________


                             N.E.C. PROPERTIES, INC.
                 (Name of Small Business Issuer in its Charter)

                Nevada                                  88-0339817
    ------------------------------                  -------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


                       6767 W. Tropicana Avenue, Suite 207
                             Las Vegas, Nevada 89103
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

        Common Stock, Par Value $0.001 Per Share, 1,860,000 Shares Outstanding at June 30, 1999.

Transactional Small Business Disclosure Format

        Yes [   ]      No [ X ]

                             N.E.C. PROPERTIES, INC.

                                TABLE OF CONTENTS



PART I  FINANCIAL STATEMENTS

        Item 1      FINANCIAL STATEMENTS (Unaudited)

                    Balance Sheets ..............................      3

                    Statement of Operations .....................      5

                    Statement of Changes in
                    Stockholders' Equity ........................      6

                    Statement of Cash Flows .....................      7

                    Notes to Financial Statements ...............      8

        Item 2      Management Discussion and Analysis
                    of Financial Condition and Results
                    of Operations ...............................     13


PART II             OTHER INFORMATION ...........................     13

                    SIGNATURES ..................................     14

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS

                                        6 Mos Ending      Year Ended
                                        June 30,1999     Dec.31,1998
                                        (Unaudited)       (Audited)
                                        ------------     -----------

CURRENT ASSETS                            $      0        $      0
                                          --------        --------

   TOTAL CURRENT ASSETS                   $      0        $      0
                                          --------        --------

OTHER ASSETS                              $      0        $      0
                                          --------        --------

   TOTAL OTHER ASSETS TOTAL ASSETS        $      0        $      0
                                          --------        --------

   TOTAL ASSETS                           $      0        $      0
                                          --------        --------



                 See accompanying notes to financial statements

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                          6 Mos Ending     Year Ended
                                          June 30,1999     Dec.31,1998
                                           (Unaudited)      (Audited)
                                          ------------     -----------
CURRENT LIABILITIES

   Officers Advances (Note 6)               $ 13,460        $    360
                                            --------        --------

TOTAL CURRENT LIABILITIES                   $ 13,460        $    360
                                            --------        --------



STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1998 - 1,860,000 shares                        $  1,860
June 30, 1999 - 1,860,000 shares            $  1,860

   Additional paid in Capital                      0               0

   Accumulated loss                          -15,320          -2,220

TOTAL STOCKHOLDERS' EQUITY                  $-13,460        $   -360
                                            --------        --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $      0        $      0
                                            --------        --------



                 See accompanying notes to financial statements

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                   June 16,1995
                           3 Mos Ended       3 Mos Ended       6 Mos. Ended      6 Mos. Ended       (Inception)
                             June 30,          June 30,          June 30,          June 30,         to June 30,
                               1999              1998              1999              1998              1999
                               ----              ----              ----              ----              ----

REVENUE:                    $        0        $        0        $        0        $        0        $        0
                            ----------        ----------        ----------        ----------        ----------

EXPENSES:
  General, Selling
  and Administrative        $   12,000        $        0        $   13,100        $        0        $   15,320
                            ----------        ----------        ----------        ----------        ----------

  Total Expenses            $   12,000        $        0        $   13,100        $        0        $   15,320
                            ----------        ----------        ----------        ----------        ----------

Net Profit/Loss (-)         $  -12,000        $        0        $  -13,100        $        0        $  -15,320
                            ----------        ----------        ----------        ----------        ----------

Net Profit/Loss(-)
per weighted
share (Note 2)              $   -.0065        $      NIL        $   -.0070        $      NIL        $   -.0082
                            ----------        ----------        ----------        ----------        ----------


Weighted average
number of common
shares outstanding           1,860,000         1,860,000         1,860,000         1,860,000         1,860,000
                            ----------        ----------        ----------        ----------        ----------



                 See accompanying notes to financial statements

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Additional        Accumu-
                             Common           Stock            paid-in           lated
                             Shares           Amount           Capital          Deficit
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1996              18,600        $   1,860        $       0        $  -1,860

Net Loss Year Ended
December 31, 1997                                                                   -250
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1997              18,600        $   1,860        $       0        $  -2,110

November 19, 1998
Changed from no par
value to $.001                                  -1,841           +1,841

November 19, 1998
Forward Stock Split
100:1                       1,841,400           +1,841           -1,841

Net loss, Year Ended
December 31, 1998                                                                   -110
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1998           1,860,000        $   1,860        $       0        $  -2,220

Net Loss
January 1, 1999, to
June 30, 1999                                                                    -13,100
                            ---------        ---------        ---------        ---------
Balance,
June 30, 1999               1,860,000        $   1,860        $       0        $ -15,320
                            ---------        ---------        ---------        ---------



                 See accompanying notes to financial statements

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             June 16, 1995
                             3 Mos Ended     3 Mos Ended     6 Mos Ended     6 Mos Ended      (Inception)
                               June 30,        June 30,        June 30,        June 30,       to June 30,
                                 1999            1998            1999            1998            1999
                                 ----            ----            ----            ----            ----
Cash Flow from
Operating Activities
Net Loss                       $-12,000        $      0        $-13,100        $      0        $-15,320
Adjustment to reconcile
net loss to net cash
provided by operating
activities                            0               0               0               0               0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances               +12,000               0         +13,100               0         +13,460
                               --------        --------        --------        --------        --------

Net cash used in
operating Activities           $      0        $      0        $      0        $      0         $-1,860

Cash Flows from
Investing Activities                  0               0               0               0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0               0               0               0          +1,860
                               --------        --------        --------        --------        --------

Net increase
(decrease)
in cash                        $      0        $      0        $      0        $      0        $      0

Cash, beginning
of period                             0               0               0               0               0
                               --------        --------        --------        --------        --------

Cash, end of period            $      0        $      0        $      0        $      0        $      0
                               --------        --------        --------        --------        --------



                 See accompanying notes to financial statements

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                      June 30, 1999, and December 31, 1998


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized June 16, 1995, under the laws of the State of Nevada as N.E.C. Properties, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.


        Year End

               The Company has selected December 31st as its year-end.

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

               The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

              Net operation loss carry forward        $2,220
              Valuation allowance                     $2,220

              Net deferred tax asset                  $    0


        The federal net operating loss carry forward will expire in 2016 and 2018.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of N.E.C. Properties, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        N.E.C. Properties, Inc.  has no preferred stock.


        On June 30, 1995, the Company issued 18,600 shares of its no par value common stock in consideration of $1,860 in cash.

        On November 19, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        On November 19, 1998, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 18,600 shares to 1,860,000.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                             N.E.C. PROPERTIES, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 1999, and December 31, 1998


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.

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

In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.


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

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . .       None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             N.E.C. PROPERTIES, INC.


Date: July 22, 1999                          By: /S/ Vivian M. Krueger
                                                 -------------------------------
                                                 Vivian M. Krueger
                                                 President