Form 10QSB
period 1999-09-30
MARCH INDY INTERNATIONAL INC
filed 1999-12-13
CIK 1076779

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________


                         MARCH INDY INTERNATIONAL, INC.
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


Former name, if changed since last report:               N.E.C. Properties, Inc.

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

        Common Stock, Par Value $0.001 Per Share, 1,860,000 Shares Outstanding at September 30, 1999.

Transactional Small Business Disclosure Format

        Yes [   ]      No [ X ]

                         MARCH INDY INTERNATIONAL, INC.
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



                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS

                                        9 Mos Ending      Year Ended
                                        Sep. 30, 1999   Dec. 31, 1998
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



   The accompanying notes are an integral part of these financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                          9 Mos Ending     Year Ended
                                         Sep. 30, 1999    Dec. 31, 1998
                                           (Unaudited)      (Audited)
                                         -------------    -------------
CURRENT LIABILITIES

   Officers Advances (Note 6)               $ 16,236        $    360
                                            --------        --------

TOTAL CURRENT LIABILITIES                   $ 16,236        $    360
                                            --------        --------



STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1998 - 1,860,000 shares                        $  1,860
September 30, 1999 - 1,860,000 shares       $  1,860

   Additional paid in Capital                      0               0

   Deficit accumulated during
   Development stage                         -18,096          -2,220
                                            --------        --------

TOTAL STOCKHOLDERS' EQUITY                  $-16,236        $   -360
                                            --------        --------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                         $      0        $      0
                                            --------        --------




   The accompanying notes are an integral part of these financial statements

                         MARCH INDY INTERNATIONAL, INC.
                         (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                                   June 16, 1995
                           3 Mos Ended       3 Mos Ended       9 Mos. Ended      9 Mos. Ended       (Inception)
                             Sep. 30,          Sep. 30,          Sep. 30,          Sep. 30,         to Sep. 30,
                               1999              1998              1999              1998              1999
                               ----              ----              ----              ----              ----

REVENUE:                    $        0        $        0        $        0        $        0        $        0
                            ----------        ----------        ----------        ----------        ----------

EXPENSES:
  General, Selling
  and Administrative        $    2,776        $        0        $   15,876        $        0        $   18,096
                            ----------        ----------        ----------        ----------        ----------

  Total Expenses            $    2,776        $        0        $   15,876        $        0        $   18,096
                            ----------        ----------        ----------        ----------        ----------

Net Profit/Loss (-)         $   -2,776        $        0        $  -15,876        $        0        $  -18,096
                            ----------        ----------        ----------        ----------        ----------

Net Profit/Loss(-)
per weighted
share (Note 2)              $   -.0015        $      NIL        $   -.0085        $      NIL        $   -.0097
                            ----------        ----------        ----------        ----------        ----------


Weighted average
number of common
shares outstanding           1,860,000         1,860,000         1,860,000         1,860,000         1,860,000
                            ----------        ----------        ----------        ----------        ----------




   The accompanying notes are an integral part of these financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              Additional        Accumu-
                             Common           Stock            paid-in           lated
                             Shares           Amount           Capital          Deficit
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1996              18,600        $   1,860        $       0        $  -1,860

Net Loss Year Ended
December 31, 1997                                                                   -250
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1997              18,600        $   1,860        $       0        $  -2,110

November 19, 1998
Changed from no par
value to $.001                                  -1,841           +1,841

November 19, 1998
Forward Stock Split
100:1                       1,841,400           +1,841           -1,841

Net loss, Year Ended
December 31, 1998                                                                   -110
                            ---------        ---------        ---------        ---------
Balance,
December 31, 1998           1,860,000        $   1,860        $       0        $  -2,220

Net Loss
January 1, 1999, to
June 30, 1999                                                                    -15,876
                            ---------        ---------        ---------        ---------
Balance,
September 30, 1999          1,860,000        $   1,860        $       0        $ -18,096
                            ---------        ---------        ---------        ---------




   The accompanying notes are an integral part of these financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             June 16, 1995
                             3 Mos Ended     3 Mos Ended     9 Mos Ended     9 Mos Ended      (Inception)
                               Sep. 30,        Sep. 30,        Sep. 30,        Sep. 30,       to Sep. 30,
                                 1999            1998            1999            1998            1999
                                 ----            ----            ----            ----            ----
Cash Flow from
Operating Activities
Net Loss                       $- 2,776        $      0        $-15,876        $      0        $-18,096

Adjustment to reconcile
net loss to net cash
provided by operating
activities                            0               0               0               0               0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances               + 2,776               0         +15,876               0         +16,236
                               --------        --------        --------        --------        --------

Net cash used in
operating Activities           $      0        $      0        $      0        $      0         $-1,860

Cash Flows from
Investing Activities                  0               0               0               0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0               0               0               0          +1,860
                               --------        --------        --------        --------        --------

Net increase
(decrease)
in cash                        $      0        $      0        $      0        $      0        $      0

Cash, beginning
of period                             0               0               0               0               0
                               --------        --------        --------        --------        --------

Cash, end of period            $      0        $      0        $      0        $      0        $      0
                               --------        --------        --------        --------        --------




   The accompanying notes are an integral part of these financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1999, and December 31, 1998


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

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998


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

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   September 30, 1999, and December 31, 1998


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


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

              Net operation loss carry forward        $2,220
              Valuation allowance                     $2,220

              Net deferred tax asset                  $    0


        The federal net operating loss carry forward will expire in 2016 and 2018.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   September 30, 1999, and December 31, 1998


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

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                   September 30, 1999, and December 31, 1998


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

ITEM 5. OTHER INFORMATION

CHANGES IN CONTROL OF REGISTRANT.

            On October 27, 1999, the registrant entered into an Agreement and Plan of Reorganization with March Indy International, Inc., a Delaware corporation ("March Indy"), and its shareholders, pursuant to which the registrant agreed to acquire all of the outstanding shares of March Indy in exchange for a total of 7,706,575 unregistered "restricted" shares of the registrant's Common Stock. The Agreement provided that prior to the acquisition the registrant shall have effected a 1.77 forward split of its 1,860,000 outstanding shares to 3,292,200 shares. As a result, the number of shares issued in exchange for all of the outstanding stock of March Indy represent approximately 70% of the 10,998,775 shares of Common Stock issued and outstanding after the consummation of the transaction on November 10, 1999.

            Contemporaneously with the closing of the transactions contemplated by the Agreement on November 10, 1999, the registrant amended its By-Laws so as to increase the authorized number of directors from three to five; amended its articles of incorporation so as to change its name to "March Indy International, Inc."; accepted the resignations of its directors and officers and appointed the following nominees of March Indy as directors:

                Robin Herd
                Thomas P. Megas
                Peter Voller
                Marina Puig

            Information regarding each of Messrs. Herd, Megas and Voller and Mrs. Puig is set forth below:

            Robin Herd, age 60, has been Chairman of the Board of Directors of March Indy since September 1, 1999. Prior to his involvement with March Indy, Mr. Herd established "RHL", a company involved in consulting for and training some of the finest race car drivers in the history of Formula One from 1990 to 1998. In 1970, Mr. Herd founded the original "MARCH" team which won numerous Indy and European Championships including the Oldsmobile Land-speed record with A.J. Foyt. He remained with the March Team through 1987. Mr. Herd is noted for his racing car designs as well as having designed the "Wings of the Concord". Mr. Herd was awarded Britain's highest design award - the 1995 Edinburg Design Trophy. Mr. Herd was awarded "commander of the British Empire" (C.B.E.) By Queen Elizabeth in 1985 and was nominated for the Satellite Sports Oscar in 1993 for Eurosport Indy Series 1993. Mr. Herd Earned his Engineering Degree in 1961 from St. Peters College at Oxford University.

            Thomas P. Megas, age 56, was a co-founder of March Indy in November 1998 and has served as President, Chief Executive Officer and as a member of the Board of Directors since inception. From 1992 to 1998 Mr. Megas served as Director of March Group, U.K. which was involved in Motorsport racing, design and building Formula One race chassis and race cars for the top Formula One competitors. Mr. Megas is an entrepreneur, having been involved in hotel ownership and commercial real estate development in Europe from 1991 to 1999. Mr. Megas earned his B.A. from London University in 1962 in Banking and Finance, and his M.B.A. from Wharton School of the University of Pennsylvania in 1969 in Finance and Marketing.

            Peter Voller, age 57, was a co-founder of March Indy in November of 1998 and has served as its Managing Director and as a member of the Board of Directors since its inception. From 1992 to 1998 Mr. Voller served as a Director of March Group, U.K. which was involved in Motorsport racing, designing and building Formula One race chassis and race car for the top Formula One competitors. Prior to his involvement in the racing industry, Mr. Voller was Chairman of P.V. Enterprises as owner operator of a commercial real estate development company from 1968 to 1992. Mr. Voller earned his B.A. in Economics at L'Institut Rosey in Nyon Switzerland in 1961.

            Marina Puig, age 50, has served as a member of the Board of Directors of March Indy since its inception. From 1992 to 1998, Mrs. Puig served as a Director of March Group in the U.K. which was involved in Motorsport racing, designing and building Formula One race chassis and race cars for the top Formula One competitors. Prior to her involvement in the racing industry, she was a race car enthusiast and professional homemaker. Mrs. Puig received a B.A. in education from Harrow College of Further Education in 1970 and a M.A. degree from Hendron College of Technology in 1972.

            The foregoing information was furnished to the shareholders of registrant in a "Report of Change in Majority of Directors" dated October 27, 1999 as required by Section 14(f) of the Securities Exchange Act of 1934. All of the foregoing persons are currently living in the United Kingdom.

            The newly constituted Board of Directors elected the following officers:

            Robin W. Herd   - Chairman of the Board

            Thomas P. Megas - President, Chief Executive Officer,
                              and Chief Financial Officer

            Peter Voller    - Managing Director

            Of the 7,706,575 shares issued by the registrant in exchange for all of the outstanding shares of March Indy 1,800,000 shares, 1,400,000 shares, 252,500 shares and 232,500 shares respectively, were issued to Messrs. Megas, Voller, Herd and Ms. Puig and 3,312,575 shares were issued to 11 other members of management for an aggregate of 6,997,575 shares or approximately 64% of the total issued and outstanding shares of registrants common stock. The remaining 709,000 shares were issued to 12 persons and entities in consideration of financial consulting and other services to be rendered in connection with the transactions contemplated by the Agreement.

            All of the 7,706,575, shares were acquired for investment purposes and not for public distribution and each recipient acknowledged that these were "restricted shares" as that term is defined in Rule 144 of the Rules and Regulations of the Securities Act of 1933, as amended, and that a restrictive legend would be placed on all certificates evidencing ownership of the shares.

ACQUISITION OR DISPOSITION OF ASSETS.

            As noted above under Item 1., the registrant acquired all of the outstanding shares of March Indy on November 10, 1999 in exchange for the issuance of 7,706,525 of its authorized but unissued shares of Common Stock pursuant to the Agreement. The Agreement is being filed as an exhibit to this Report on Form 8-K and is incorporated herein by reference.

            March Indy is in the business of designing, building and racing motor cars for formula, cart and Indy competition. March Indy is in the process of building racing cars in expectation of competing in the U.S. and abroad in all three racing venues. March Indy is also developing a complete Internet website and concentrating its efforts on product merchandising in conjunction with its racing efforts. March Indy's product merchandising efforts are intended to be track side, on the Internet and in major sports shopping venues.

            This constitutes the only business in which the registrant is presently engaged.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING INFORMATION.

            This Report contains forward-looking statements, which are generally identified by words such as "may", "should", "seeks", "believes", "expects", "intends", "estimates", "projects", "strategy" and similar expressions. Those statements may include statements regarding the intent, belief, expectation, strategies or projections of the registrant and its management at the time. Forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those projected, expressed or implied in the forward-looking statements. These risks and uncertainties, many of which are not within the registrant's control, include, but are not limited to, the uncertainty of potential manufacturing difficulties, the dependence on key personnel, the possible impact of competitive products and pricing, the registrant's continued ability to finance its operations, general economic conditions and the achievement and maintenance of profitable operations and positive cash flow.

            We caution readers that these forward-looking statements speak only as of the date hereof. We hereby expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which such statement is based.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

            (a) Exhibits

                Exhibit Number:

                10.1 Agreement and Plan of Reorganization between Registrant, March Indy International, Inc. (Delaware) and its shareholders (the "Agreement").

            The following Exhibits, Schedules and Appendices to the Agreement are omitted and will be provided to the Commission upon request:

                TITLE                                       SECTION
                -----                                       -------
                Appendix A - Restrictive Legend             1.(b)

                NECD Disclosure Schedule                    Article 4



                Schedule 4.5(a) Acquiror Shares             4.5

                Schedule 4.5(b) Capitalization              4.5

                Schedule 4.5(e) Outstanding Warrants        4.5

                March Indy Disclosure Schedule              Article 5

                Schedule 5.1 - Acquiree Corporation Stock   5.1

                Exhibit E - Financial Statements            5.2

                Financial statements of the business acquired and pro-forma financial information are not included in this report and will be filed by an amendment to this report not later than January 15, 2000.




                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       March Indy International, Inc., Nevada


Dated: December 10, 1999               By: /s/ Thomas P. Megas
                                          --------------------------------
                                          Thomas P.  Megas, President & CEO