Form 10QSB/A
period 1999-09-30
MARCH INDY INTERNATIONAL INC
filed 1999-12-28
CIK 1076779

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



                                   FORM 10-QSB/A No. 1


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



Transactional Small Business Disclosure Format

        Yes [   ]      No [ X ]

ITEM 6. EXHIBITS

     (a) The following Financial Statements of March Indy International, Inc. (a Delaware corporation) are filed herewith:



                Independent Auditors' Report                F-2

                Balance Sheets                              F-3

                Statements of Operations                    F-4

                Statements of Shareholders' Equity          F-5

                Statements of Cash Flows                    F-6

                Notes to Financial Statements         F-7 - F-8





                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       March Indy International, Inc., Nevada


Dated: December 27, 1999               By: /s/ Thomas P. Megas
                                          --------------------------------------
                                          Thomas P.  Megas, President, CEO & CFO

                         MARCH INDY INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report.......................................... 4

Balance Sheets........................................................ 5

Statements of Operations.............................................. 6

Statements of Shareholders' Equity.................................... 7

Statements of Cash Flows.............................................. 8

Notes to Financial Statements......................................... 9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
March Indy International, Inc.


     We have audited the accompanying balance sheets of March Indy International, Inc. (A Development Stage Company) as of September 30, 1999 and December 31, 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 1999 and from November 24, 1998 (Inception) to December 31, 1998 and from November 24, 1998 (Inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of March Indy International, Inc., as of September 30, 1999 and December 31, 1998 and the results of its operations and cash flows for the nine months ended September 30, 1999, November 24, 1998 (Inception) to December 31, 1998 and for the period from inception November 24, 1998 (Inception) to September 30, 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of approximately $57,600 for the nine months ended September 30, 1999. Additionally, the Company had a working capital deficiency of $57,598 at September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                   /s/ Feldman Sherb Horowitz & Co. P.C.
                                       Certified Public Accountants


December 9, 1999
New York, New York

                         MARCH INDY INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



                                     ASSETS

                                                       September 30,   December 31,
                                                           1999           1998
                                                       -------------   ------------
CURRENT ASSETS - Cash                                   $      200        $ 200

EQUIPMENT                                                  330,400           --

INTANGIBLE ASSETS                                        2,791,428           --
                                                        ----------        -----
                                                        $3,122,028        $ 200
                                                        ==========        =====

             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES - Loans payable                     $   57,798        $ 198
                                                        ----------        -----

SHAREHOLDERS' EQUITY:
   Common Stock, no par value; 1,500 shares authorized;
     1,500 shares and 2 shares issued and outstanding    3,121,830            2

   Deficit accumulated in the development state            (57,600)          --
                                                        ----------        -----
     TOTAL SHAREHOLDERS' EQUITY                          3,064,230            2
                                                        ----------        -----
                                                        $3,122,028        $ 200
                                                        ==========        =====









                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS



                          Nine Months Ended     November 24, 1998       November 24, 1998
                            September 30,          (Inception)             (Inception)
                                1999          to December 31, 1998    to September 30, 1999
                          ------------------  --------------------    ---------------------


REVENUES                       $      --             $      --               $     --

COSTS AND EXPENSES:
 General and administrative       57,600                    --                 57,600
                               ---------             ---------               --------
NET LOSS                       $ (57,600)            $      --               $(57,600)
                               =========             =========               ========




                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                          Common Stock, No Par Value          Deficit Accumulated          Total
                                        ------------------------------              in the              Shareholders'
                                          Shares              Amount           Development Stage           Equity
                                        ----------          ----------        --------------------      -------------
November 24, 1998 (Inception)                  --           $       --             $      --               $       --

Shares issued for cash                          2                    2                    --                       --
                                           ------           ----------             ---------               ----------
BALANCE, December 31, 1998                      2                    2                    --                        2

Assets contributed by shareholders          1,498            3,121,828                                      3,121,828

Net loss                                       --                   --               (57,600)                 (57,600)
                                           ------           ----------             ---------               ----------
BALANCE, September 30, 1999                 1,500           $3,121,830             $ (57,600)              $3,064,230
                                           ======           ==========             =========               ==========




                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                         (A DEVELOPMENT STATE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended        November 24, 1998       November 24, 1998
                                                                September 30,             (Inception)              (Inception)
                                                                    1999             to December 31, 1998     to September 30, 1999
                                                              ------------------     --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                 $  (57,600)                $    --                $  (57,600)

        Changes in assets and liabilities:
           Increase in loans payable                                 57,600                     198                    57,798
                                                                 ----------                 -------                ----------
NET INCREASE IN CASH FLOWS FROM OPERATING ACTIVITIES                     --                     198                       198

CASH - Beginning of period                                              198                      --                        --
                                                                 ----------                 -------                ----------
CASH - End of period                                             $      198                 $   198                $      198
                                                                 ==========                 =======                ==========
CASH - Beginning of period                                               --                      --                        --


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:

           No cash payments were made for income taxes or interest during each of the above periods

           Noncash investing and financing activities

             Contribution by shareholders of operating
               assets for common stock

                  Equipment                                      $  330,400                 $    --                $  330,400

                  Intangible assets                               2,791,428                      --                 2,791,428
                                                                 ----------                 -------                ----------
                                                                 $3,121,828                 $    --                $3,121,828
                                                                 ==========                 =======                ==========



                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

              PERIODS ENDED SEPTEMBER 30 1999 AND DECEMBER 31, 1998



1.   THE COMPANY

          March Indy International, Inc. (the "Company"), was incorporated in Delaware on November 24, 1998. The Company intends to engage in the business of designing, building and racing motor cars for formula, cart and Indy competition both in the United States and abroad. The Company also plans to develop an internet website in order to merchandise products related to its racing efforts. March Indy's product merchandising efforts are intended to be "track" side, on the internet and in major sports shopping venues. The Company was in the development stage at September 30, 1999.

2.   GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $57,600 for the nine months ended September 30, 1999. Additionally, the Company had a working capital deficiency of $57,598 for the nine months ended September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately developing a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.   SIGNIFICANT ACCOUNTING POLICIES

     a. Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

     b. Income Taxes -- Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

     c. Fair Value of Financial Instruments -- The carrying amounts of the assets and liabilities reported in the balance sheet approximate their fair market value based on the short-term maturity of these instruments.

4.   CONTRIBUTION OF OPERATING ASSETS

          On January 7, 1999, Messrs. Voller and Megas controlling, shareholders, transferred their ownership interests in certain names, brands, designs and slot rights pertaining to the building and racing of motor cars in exchange for 1,498 shares of the Company's common stock. Additionally, the transfer included a two wheeled "Super Bike" capable of speeds up to 200 miles per hour which is intended to be entered in competitive racing events. The assets are reflected in the financial statements at the shareholders' basis which, at September 30, 1999, was as follows: equipment ("Super-Bike") $330,400; intangibles consisting of brands, designs and slot rights $2,791,428. Depreciation and amortization charges will commence when the Company becomes operational.


5.   RECAPITALIZATION (REVERSE ACQUISITION)

          On November 10, 1999, N.E.C. Properties, Inc. ("NECD"), a public company, incorporated in Nevada, acquired all of the Company's outstanding shares in exchange for 7,706,575 shares of NECD common stock. For accounting purposes, the acquisition has been treated as a recapitalization of the Company with the Company as the acquirer. The historical financial statements prior to November 10, 1999 are those of the Company.

          The following pro forma condensed balance sheet is presented as if the acquisition had taken place on September 30, 1999

                                                 Historical           Pro Forma
                                                 ----------           ---------
Assets                                          $ 3,122,028         $ 3,122,028
                                                ===========         ===========
Liabilities                                          57,798              57,798
                                                -----------         -----------
Shareholders Equity:

     Common Stock                                 3,121,830              10,999

     Additional Paid-In Capital                        --             3,110,831

     Deficit                                        (57,600)            (57,600)
                                                -----------         -----------
Total Shareholders' Equity                        3,064,230           3,064,230
                                                -----------         -----------
                                                $ 3,122,028         $ 3,122,028
                                                ===========         ===========


6.   CONVERSION OF LOANS PAYABLE

          On December 9, 1999 payables of $102,000, of which $57,600 was due at September 30, 1999, were converted into 475,000 shares of post-acquisition common stock.