Form 10KSB
period 1999-12-31
MARCH INDY INTERNATIONAL INC
filed 2000-04-17
CIK 1076779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


X    Annual  report  pursuant  to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1999.

     Transition  report  pursuant  to section 13  or  15(d)  of  the  Securities
Exchange Act of 1934 for the transition period from  _____  to  ______         .


                                   __________


                         March Indy International, Inc.
             (Exact name of registrant as specified in its charter)

NEVADA                                                             88-0339817
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                            Identification Number)


                            400 North Federal Highway
                              Hallandale, FL 33309
              (Address of Principal Executive Offices and Zip Code)
                    Issuer's Telephone Number: (877) 996-2724

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

Indicate by mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  _ X _          NO ___

                                                (Cover page continued)

Indicate by mark (X) if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $0

Aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 31, 2000:
$18,827,000.

Number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000 :

Common Stock  10,998,775


DOCUMENTS INCORPORATED BY REFERENCE:

List hereunder the following documents if incorporated by reference and the Part of the 10-KSB into which the document is incorporated.


                                      None

                         MARCH INDY INTERNATIONAL, INC.
                         1999 FORM 10-KSB ANNUAL REPORT
                                Table of Contents

                                                                         Page

Trademarks/Definitions

PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders


PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure


PART III

Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and
         Management
Item 12. Certain Relationships and Related Transactions


PART IV

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K
Signatures

TRADEMARKS/DEFINITIONS

"March", 3"March Racing", "MarchRacing.com" and "March Indy" are trademarks and service marks of March Indy International, Inc. All other trademarks, service marks or tradenames referred to in this Form 10-KSB are the property of their respective owners. Except as otherwise required by the context, all references in this Form 10-KSB to (a) "we," "us," "our," "Company" or "March" refer to the consolidated operations of March Indy International, Inc., a Nevada corporation, and its wholly-owned subsidiary, March Indy International, Inc., a Delaware corporation, (b) "you" refer to prospective investors in our common stock and other readers of this Form 10-KSB, and (c) the "Web" refer to the World Wide Web.

PART I

Item 1:  Business

General

     The Company is a development stage company currently in the process of forming a motorsport racing team to compete in the Indy Racing League ("IRL") series including the major event of the season the Indianapolis 500. Underpinning the development of the team's formation is the accumulated knowledge in automotive engineering technology and on-track competition experience of the principal directors. The Company's racing team will serve as the foundation of a business being structured to capitalize on its brand name through the development of an Internet portal encompassing e-commerce, B2B applications and motorsport content creation.

     The Company intends to utilize its racing team as a platform to enhance and develop its branding potential to attract sponsorship and endorsements and marketing of its consumer goods, services, fan club, film and TV and video products and technical products through the media including its Web site and the Internet. The Company is in the development stage, and has not produced any revenue to date.

     The Company's "bricks and clicks" business plan incorporates a three pronged approach in order to capture a significant market share of the automobile sports industry. The synergistic structure is based on (1) the Company's establishment of its brand name through its aspiring to the upper echelon of racing; (2) vertical integration, through internal development or acquisitions of branded engineering and chassis products; and (3) the continued development of its planned Internet portal to expand and benefit from promoting and merchandising the March brand name.

The Company

     March Indy International, Inc. (the "Company"), was incorporated as N.E.C. Properties Inc. in Nevada in 1995. In November, 1999, the Company changed its name to March Indy International, Inc. after completing, on November 10, 1999, the acquisition of all of the common stock of March Indy International, Inc., a Delaware corporation ("March Delaware"). The merger was accounted for as a reverse acquisition. The Company exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, March Delware. The Company intends to engage in the business of designing, building and racing motor cars for Formula, KART and Indy competition both in the United States and abroad. The Company also plans to develop an Internet Web site in order to merchandise products related to its racing efforts. The Company's product merchandising efforts are intended to be "track side" on the Internet and in major sports shopping venues. The Company was in the development stage as of December 31, 1999. For accounting purposes, the acquisition had been treated as a reverse acquisition of the Company by March Delaware. The historical statements presented herein prior to November 10, 1999 are of the Nevada corporation.

     The operating subsidiary, March Delaware was originally incorporated under the laws of the State of Delaware on November 18, 1998. On January 7, 1999, assets consisting of trademarks, trade names and other, intellectual property rights, designs and technology were transferred by Thomas Megas and Peter Voller in exchange for 100 percent of the stock in the Delaware corporation. After the November 10, 1999 reorganization, March Delaware became the wholly-owned subsidiary of the Company.

     The Company will utilize its racing team as a platform to enhance and develop its branding potential to attract sponsorship and endorsements and marketing of its consumer goods, services, fan clubs, film and TV and video products and technical products through the media including its Web site and the internet.

     The Company has the benefit of the technology, experience and knowledge-base of the original March racing team which fielded cars and racing teams which during the 1970s and 1980s achieved 58 outright wins and over 120 second and third place finishes in Indy events, with drivers such as Emerson Fittipaldi, Al Unser, Roger Penske, Paul Newman, Danny Sullivan, Mario Andretti,
A. J. Foyt and Rick Mears. The original March design team, of which Company director Robin Herd was the head, produced in the 1970's and 1980's Formula
(F1), F2, F3 Indy and land speed record cars as well as product for the European space program, and has worked with and designed product for every major auto manufacturer, including contract work for Porsche, GM, Alfa Romeo, Honda, Lamborghini, Volvo and McLaren. The Company believes that the brand and fan base created by the original March continues to exist, and is targeted to be harnessed by the Company's strategic design.

     The Company intends to race a team in the Indianapolis 500 to be held in May, 2000, which is a highly competitive event, against approximately 26 other cars driven by many of the top race car drivers in the United States. This race is part of the IRL circuit which consists of 16 races annually and is considered one of the most prestigious racing circuits as well as one of the most publicized, within the United States. The Company intends to enter other races in the IRL series during the year 2000. The Company expects its racing cars and team to become increasingly competitive as the number of races it hopes to enter grows.

     The Company intends to increase the number of events entered and eventually participate in all major open wheel events, in the United States. including the KART "Champ" series. The Company also intends to enter European and American Sports car series as well as Formula 2 and 3 in Europe. All of their racing series are highly competitive and there can be no assurance of achieving immediate success in such events.

The Motorsports Industry

     Auto racing is the second most watched professional sport in the world after soccer. In 1999, auto racing has an estimated aggregate worldwide television audience of over seven billion people. In addition, professional auto racing has been the fastest growing professional sport in North America over the past five years based on spectator attendance and television viewership.

     Motorsport fans tend to be loyal to their favorite driver or teams. These fans offer demographic profiles, which attract significant corporate sponsorship. Corporate sponsorships include (1) event sponsorship, (2) racing team sponsorship and (3) broadcast television sponsorship. British American Tobacco, Budweiser, DuPont, Federal Express, Kellogg's Marlboro, Mc Donald's, Miller Brewing, Motorola, PPG Industries, Target Stores, Texaco/Havoline, Valvoline and Winston and several "dot com" companies each have sponsored or currently sponsor racing teams, series or events.

     Auto racing consists of several distinct categories, each with its own organizing body and racing events. Internationally, open-wheel racing is the most recognized form of auto racing. Open-wheel racing utilizes an aerodynamically designed chassis and technology advanced equipment. The most established international open-wheel racing series are Formula One and KART "Champ" Series. The IRL formed in 1995, competes directly with the KART Series, with an all-oval race schedule including the Indianapolis 500. The largest auto racing category in the United States, in terms of attendance and media exposure, is stock car racing. Stock car racing utilizes equipment similar in appearance to standard passenger automobiles and races are typically staged on oval courses. The most prominent organizing body in stock car racing is National Association of Stock Car Racing ("NASCAR"). Sports car racing, with various series throughout the world, includes several different classifications. The most prominent series are America LeMans Series (ALMS) founded in 1996 to bring "LeMans style " racing to the United States. The other main series in the U. S. is Grand-Am series, which includes the Daytona 24 hour. The other main series which is based predominantly in Europe is the Sports Racing World Cup. In addition, there are national GT series and the internationally renowned 24-Hour race at LeMans. The Company intends to compete in the IRL and KART "Champ" racing series.

Our Strategy

     The first and foremost element of the Company's strategy is its racing team, beginning with the Indianapolis 500 to be held, May 26 through May 28, 2000. The Company also intends to compete in the European championship races and is preparing to participate in Formula 3, the European Championship series and select races.

     The second element of the strategy incorporates the application of the March brand to core engineering products such as chassis, gear boxes, composites and design solutions, licensing of products developed by the Company to other businesses and manufacturers, and the provision of cars and chassis to other racing teams in other formulas. This branding program is also proposed to include the merchandising of consumer products that benefit from the publicity and cachet of the Company's track activity.

     The third element of the Company's planned strategy incorporates an Internet web site designed to develop and capture the synergy of a class brand. The Company's development of an interactive portal's design is intended to facilitate and expand track side and merchandising activities through the generation of e-commerce, business-to-business applications and the creation of media content, while incorporating its participation in the world of high-end auto racing.

     In order to be able to quickly establish a racing team, the Company, on March 21, 2000, entered into an agreement with the Sinden Racing Team, pursuant to which the Company will race a car owned by Sinden at the Indy 500. Pursuant to the agreement, the Company will pay Sinden $500,000 for the use of the car plus 20% of all revenue from sponsors introduced to the Company by Sinden. The Company has engaged Guy Smith, a highly-regarded driver, as the Company's driver for the Indy 500.

     The Company's sponsorship marketing efforts to date have produced a corporate sponsor in Zoom2net.com. The Company's Web site, merchandising and marketing efforts are intended to commence during the second quarter of 2000.

Competition

     The Company will face both competition with other racing teams both on the racing track and for sponsorship arrangements. While the Company expects its main source of revenue will be from sponsorship arrangements and from the licensing of the "March Indy" name, rather than from prize money won at races, it will be important for the Company's racing team to compete well against other teams, in order to establish the "March Indy" brand and to attract sponsorship arrangements. The Company will race a team in the Indianapolis 500 to be held in May, 2000, which is a highly competitive event against approximately 26 other cars driven by many of the top race car drivers in the United States. This race is part of the IRL circuit consisting of 16 races annually and is considered one of the most prestigious racing circuits as well as one of the most publicized within the United States. The Company intends to enter other races in the IRL series during the year 2000. The Company expects its racing cars and team to become more competitive as the number of races it hopes to enter grows.

Marketing Strategy

     The Company's marketing strategy will be focused on optimizing its track side merchandising operations, maximizing its exposure in the media, particularly TV and the press and developing a highly interactive fan oriented web site offering a menu of services and goods. The Company has signed a two year agreement with Gary M. Reynolds & Associates, Inc. ("GMR") to provide structure and continuity for its track side event marketing operation. GMR is a division of the OMNICOM Group and a prominent event sports marketing firm. The Company has signed an agreement with National Financial Communications Corp. to run its public relations efforts. The Company has entered into an agreement with IMEDIA, Inc. of Morristown NJ to manage part of its public relations and Web site design. The Company has entered into a preliminary five-year strategic alliance with Zoom2Net.com to provide domestic internet service provider (ISP) services to its fans, scheduled to commence May 1, 2000. Under the terms of this alliance, March can expect to receive $3.10 per month per user subscriber from Zoom2Net.com as part of a marketing/sponsorship package.

Government Regulation

     The Company's cost of complying with governmental environmental laws has been negligible.

Employees

     As of December 31, 1999, the Company employed three full-time equivalent employees (FTE's) and three full time consultants.

     We believe that the future success of the Company will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel, and upon the continued service of our senior management and key technical personnel. The competition for qualified personnel in our industry and geographic location is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future. From time to time, we may also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. We have never had a work stoppage, and no employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Subsidiaries

     The Company has two wholly-owned subsidiaries, March Indy International, Inc., a Delaware corporation and March Racing.com, Inc., a Florida corporation.


Forward-looking statements

     The Company or management may make or may have made certain forward-looking statements, orally or in writing, such as those within Management's Discussion and Analysis contained in its various SEC filings. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Such statements are therefore qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those described in such forward-looking statements.

     The Company cautions the reader that this list of factors is not intended to be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such factors, nor can it assess the impact, if any, of such factors on the Company's business or the extent to which any factors may cause actual results to differ materially from those described in any forward-looking statement. None of the Company's forward-looking statements should be relied upon as prediction of actual results.

     The Company faces risks and uncertainties that could render actual events materially different than those described in our forward-looking statements. These risks and uncertainties include, but not limited to, the risk the Company would not be able to fund its working capital needs from cash flows; the risk that the Company will not be able to raise money in sufficient amounts to fund the Company's business plan, the risk that the Company cannot successfully compete for sponsorship arrangements, the risk that the Company's merchandising and marketing efforts will not succeed and the risk that the Company may experience material fluctuations in future revenues and operating results on a quarterly or annual basis resulting from a number of factors, including but not limited to the risks discussed in the paragraph above.

Item 2:  Properties

     Beginning in April, 2000, our executive offices will be located at 400 N. Federal Highway, Hallandale, Fl 33309, comprising of approximately 2,700 square feet of office space. These facilities are leased pursuant to a lease agreement expiring in March 31, 2003. The monthly rent is $2,850. We believe the leased space will be adequate for our current needs.

Item 3:  Legal Proceedings

         None


Item 4:  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the stockholders in the fourth quarter of fiscal 1999.

PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 31, 2000, there were 215 stockholders of record. The Company believes that it has approximately 325 beneficial stockholders.

     The Company's common stock trades on the NASD's Over the Counter Bulletin ("OTCBB") Board under the symbol: INDQ.

     Prior to the November, 1999 acquisition, the Company's stock was minimally traded. The following table sets forth the range of high and low bid prices per share of common stock for the last two fiscal years as provided by Prophet Information Services, Inc. The quotations shown below reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present actual transactions.


Quarter ended:                               Common stock
                                            Low         High

December 31, 1999                           $3 7/8       $7
September 30, 1999                          n/a          n/a
June 30, 1999                               n/a          n/a
March 31, 1999                              n/a          n/a
December 31, 1998                           n/a          n/a
September 30, 1998                          n/a          n/a
June 30, 1998                               n/a          n/a
March 31, 1998                              n/a          n/a

     The Company has applied for listing on the Frankfurt Exchange in Germany where the "March" racing brand and name is recognized. There can be no assurance that the Company will be able to achieve having its common stock listed on the Frankfurt Exchange.

     The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings, if any, to finance future growth and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

     The following table sets forth certain data derived from the consolidated statements of operations, expressed as a percentage of net revenues for each of the years in the three-year period ended December 31, 1999.

                                 For the Year Ended       From November 24, 1998
                                                             (inception)
                                  December 31, 1999       to December 31, 1999
                                 -------------------      ----------------------
Development  Stage Revenues             $0                      $0
Development Stage Expenses              (157,000)               (157,000)
Deficit Accumulated During
Development Stage                       (157,000)               (157,000)

Development Stage Revenues

     The Company's operations have been devoted primarily to developing a business plan, acquiring its March subsidiary, developing its racing team and administrative functions. The Company intends to grow through internal development and strategic alliances. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses

     The Company's development stage expenses were $157,000 from November 24, 1998 (inception) to December 31, 1999. The expenses incurred were primarily due to various consulting, managerial and professional services in pursuit of the Company's objectives.

Future  Financing

     The Company is preparing for a private offering of common shares in order to raise $7,500,000. If fully subscribed, this would fund a four race Indy program, corporate operations, strategic marketing and the development of its Web site. The Company has no assurances at this time as to the funding and there are no assurances that if the funding is obtained that additional funding will not be necessary. Furthermore, the Company's cash flow through operations are of strategic importance, and although substantial planning and processes have been designed and structured, there are no assurances as to the ability of the Company to generate sufficient cash flow from operations. As of the date of this Form 10-KSB, no money has been raised in this private offering.Item 7: Financial StatementsIndex to

Item  7:  Financial  Statements



                         MARCH INDY INTERNATIONAL, INC.
                        formerly N.E.C. Properties, Inc.
                          (A DEVELOPMENT STAGE COMPANY)



                          INDEX TO FINANCIAL STATEMENTS





  Independent Auditors' Report                                      F-2

  Balance Sheet                                                     F-3

  Statements of Operations                                          F-4

  Statements of Shareholders' Equity                                F-5

  Statements of Cash Flows                                          F-6

  Notes to Financial Statements                               F-7 - F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
March Indy International, Inc.

         We have audited the accompanying consolidated balance sheet of March Indy International, Inc. (A Development Stage Enterprise) as of December 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from November 24, 1998 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of March Indy International Inc. (A Development Stage Enterprise) as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and 1998, and for the period November 24, 1998 (Inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepare assuming that the Company will continue as a going concern. The Company incurred losses of $157,000 for the year ended December 31, 1999. Additionally, the Company had a working capital deficiency of $55,000 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in
Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.




                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                              Certified Public Accountants

New York, New York
March 28, 2000

                         MARCH INDY INTERNATIONAL, INC.
                        formerly N.E.C. Properties, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                               December 31, 1999



                                     ASSETS

CURRENT ASSETS - Cash                                   $        200

EQUIPMENT                                                    330,400

INTANGIBLE ASSETS                                          2,791,428
                                                          -----------
                                                        $  3,122,028
                                                          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES - Accrued expenses                  $     55,000
                                                          -----------
SHAREHOLDERS' EQUITY:
  Common Stock, $.001 par value;
   authorized 50,000,000 shares;
   10,998,775 shares issued and
   outstanding                                                10,999
  Additional paid in capital                               3,213,029
  Deficit accumulated in the development stage              (157,000)
                                                          -----------
          TOTAL SHAREHOLDERS' EQUITY                       3,067,028
                                                          -----------
                                                       $   3,122,028
                                                          ===========









                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                        formerly N.E.C. Properties, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          Year ended          November 24, 1998
                                          December 31,            (Inception)
                                             1999           to December 31, 1999


REVENUES                                   $       -         $           -

COSTS AND EXPENSES:
  General and administrative                 157,000               157,000
                                           ---------             ---------
NET LOSS                                   $(157,000)        $    (157,000)
                                           ===========           =========

BASIC AND DILUTED LOSS
      PER SHARE                            $   (0.01)        $       (0.01)
                                           ===========           ==========
WEIGHTED AVERAGE SHARES
      OUTSTANDING                          10,998,775            10,998,775
                                           ===========           ==========




The Company was inactive from November 24, 1998 (Inception) to December 31, 1998. Accordingly, no operating results are presented.








                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                        formerly N.E.C. Properties, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                         Deficit
                                                                                                       Accumulated
                                              Common Stock, $.001 Par Value        Additional             in the
                                                 Shares            Amount       Paid-in Capital     Development Stage

Balance, November 24, 1998 (Inception),
      as reported                                  3,292,200   $    3,292     $             -     $               -

Acquisition of March Indy Internationl, Inc.       7,706,575        7,707           3,111,029                     -

BALANCE, December 31, 1998, restated              10,998,775       10,999           3,111,029                     -

Cancellation of debt by shareholders                       -            -             102,000                     -

Net loss                                                   -            -                   -              (157,000)
                                                  -----------   ------------     ------------    -------------------
BALANCE, December 31, 1999                        10,998,775   $   10,999     $     3,213,029  $           (157,000)
                                                  ===========   ============    =============    ===================
















                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                        formerly N.E.C. Properties, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year ended         Nov. 24, 1998        Nov. 24, 1998
                                                       December 31,         (Inception)          (Inception)
                                                           1999           to Dec. 31, 1998     to Dec. 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                         $(157,000)          $    --                 $(157,000)
      Cancellation of shareholder debt
                                                         102,000                --                   102,000
      Changes in assets and liabilities:
            Accrued expenses                              55,000                --                    55,000
                                                        ---------            ---------              ---------

NET INCREASE  IN CASH FLOWS
     FROM OPERATING ACTIVITIES                                --                --                        --
                                                        ---------            ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock and loans                      --               200                       200
                                                        ---------            ---------              ---------

NET INCREASE IN CASH FLOWS
     FINANCING ACTIVITIES
                                                              --               200                       200
                                                        ---------            ---------              ---------
CASH - Beginning of period
                                                            200                 --                        --
                                                        ---------            ---------              ---------
CASH - End of period
                                                       $    200            $   200                 $     200
                                                        =========            =========              =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:

      No cash payments were made for income taxes or interest during each of the above periods.

      Non-cash investing and financing activities

      Contribution by shareholders of operating
          assets for common stock
                   Equipment                          $  330,400            $    --               $  330,400

                   Intangible assets                   2,791,428                 --                2,791,428
                                                       ---------            ---------              ---------
                                                      $3,121,828            $    --               $3,121,828
                                                       ==========           =========              =========









                       See notes to financial statements

                         MARCH INDY INTERNATIONAL, INC.
                         ------------------------------
                        formerly N.E.C. Properties, Inc.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998



1.THE COMPANY

          March Indy International, Inc. (the "Company"), was incorporated in Delaware on November 24, 1998. The Company intends to engage in the business of designing, building and racing motor cars for formula, cart and Indy competition both in the United States and abroad. The Company also plans to develop an internet website in order to merchandise products related to its racing efforts. March Indy's product merchandising efforts are intended to be "track" side, on the internet and in major sports shopping venues. The Company was in the development stage at December 31 1999.

2.GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $157,000 for the year ended December 31, 1999. Additionally, the Company had a net working capital deficiency of $55,000 for the year ended December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and debentures and ultimately developing a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.SIGNIFICANT ACCOUNTING POLICIES

a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

b. Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

c. Fair Value of Financial Instruments - The carrying amounts of the assets and liabilities reported in the balance sheet approximate their fair market value based on the short-term maturity of these instruments.

4.CONTRIBUTION OF OPERATING ASSETS

          On January 7, 1999, Messrs. Voller and Megas, controlling shareholders, transferred their ownership interests in certain names, brands, designs and slot rights pertaining to the building and racing of motor cars in exchange for all of the outstanding pre-merger shares of the Company's common stock. Additionally, the transfer included a two wheeled "Super Bike" capable of speeds up to 200 miles per hour which is intended to be entered in competitive racing events. The assets are reflected in the financial statements at the shareholders' basis which, at September 30, 1999, were as follows: equipment ("Super-Bike") $330,400; intangibles consisting of brands, designs and slot rights $2,791,428. Depreciation and amortization charges will commence when the Company becomes operational.

5.RECAPITALIZATION (REVERSE ACQUISITION)

          On November 10, 1999, N.E.C. Properties, Inc. ("NECD"), a public company, incorporated in Nevada, acquired all of the Company's outstanding shares in exchange for 7,706,575 shares of NECD common stock. For accounting purposes, the acquisition has been treated as a recapitalization of the Company with the Company as the acquirer. The historical financial statements prior to November 10, 1999 are those of the Company. NECD concurrently effected a 1.77 to one forward stock split, which is retroactively reflected in the financial statements.

6.CONSULTING AGREEMENT

          The Company is obligated under consulting agreements with three individuals commencing June 1, 2000 and expiring in the year 2008. The consultants will receive combined aggregate annual compensation ranging from $500,000 in year one to $1,250,000 in year eight.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9:  Directors and Executive Officers of the Registrant

     The following table sets forth the names and positions of our directors and executive officers:

NAME                          AGE              POSITION
-------------------------     ---              ---------------------------------
Robin Herd                    60               Chairman of the Board
Thomas Megas                  56               President, CEO, Director
Marina Puig                   50               Secretary, Treasurer, Director
Martin Duffy                  55               Director
Damian Manestar               42               Director
Stefan Johansson              43               Director

     The following sets forth biographical information concerning our directors and executive officers for at least the past five years:

     Robin Herd - Mr. Herd has been Chairman of the Board of the Company since inception. Prior to his involvement with the Company, from 1990 to 1999, Mr. Herd established RHL, a company, which provided consulting, and training for Formula One-race car drivers. In 1970, Mr. Herd founded the original "MARCH" team, which won numerous Indy and European championships as well as capturing the Oldsmobile land speed record in 1987 with A.J. Foyt. Mr. Herd is noted for his racing car designs as well as having designed the "Wings of the Concord" for which he was awarded Britain's highest design award, the Edinburgh Design Trophy in 1985. Mr. Herd was also awarded "Commander of the British Empire (C.B.E.) by Queen Elizabeth in 1985 and was nominated for the Satellite Sports Oscar in 1993 for Eurosport Indy Series 1993. Mr. Herd earned his Engineering Degree in 1961 from St. Peters College at Oxford University.

     Thomas Megas -Mr. Megas is one of the founders of the Company and has served as President, Chief Executive Officer and a member of the Board of Directors since inception. From 1992 to 1998, Mr. Megas served as Director of March Europe and as consultant to companies in the design and development of racing cars in Formula One and other Formula One competitors. Mr. Megas has previously been involved in hotel ownership and commercial real estate development in Europe from 1991 to 1999. Mr. Megas earned his B.A. from London University in 1962 in Banking and Finance and his M.B.A. from the Wharton School of the University of Pennsylvania in 1969.

     Stefan Johansson - Mr. Johansson was appointed a Director and Director of Racing in January 2000. For over two decades, Mr. Johansson has been one of the top racing drivers in the world of international motorsports and has driven for some of the most prestigious teams and manufacturers including Ferrari, McLaren, Porsche, Mercedes, Toyota, Nissan and Mazda. Mr. Johansson has been successful in Formula One, Indy Cars and LeMans-style sports cars; with recent wins in the 12 hours of Sebring (Ferrari) in 1997 and in 1999 the 24-Hours of LeMans for Porsche.

     Marina Puig - Ms. Puig has served as a Director of the Company since its inception. From 1989 to 1992, Ms. Puig served as a Director of March Racing in the United Kingdom, which was involved in motorsport racing, designing and building Formula one race chassis and race cars for the top Formula One competitors. Prior to her involvement in the racing industry, she was a race car enthusiast and professional homemaker. Ms. Puig received a B.A. in Education from Harrow College of Further Education in 1970 and an M.A. degree from Hendron College of Technology in 1972.

     Martin Duffy - Mr. Duffy has been involved in auto racing chassis design and construction since 1992 when he became a Director of March, Europe. Mr. Duffy is a banker by profession and from 1990 to 1995 was a Director of RA Coleman International, an investment-banking group in the U.K. From 1961 to 1981, Mr. Duffy served as Bank Manager and Financial Consultant for National Westminster Bank PLC. Mr. Duffy completed his education in Banking with National Westminster Bank in 1960.

     Damian Manestar - Mr. Manestar has been a Director of the Company since January, 2000 and since 1980 has been President and Chief Operating Officer of Manester Enterprises, Ltd. which designs and develops sports complexes, sports and fitness centers and facilities. Mr. Manester attended the Zagreb Institute of Further Education in Yugoslavia in 1997 and has attended various seminars and monitored courses in EC.

Item  10:  Executive  Compensation

     Thomas Megas, the President and Chief Executive Officer of the Company received no compensation during 1999.

     There were no salaries paid to any executives of the Company earned in excess of $100,000 in salary and bonus for services rendered to us during the year ended December 31, 1999:

     No options were granted to any executives during 1999.

     The Company, during 1999, executed employment agreements with the following executives:

     Robin Herd - a three (3) year employment agreement, which is extendable by the parties for an additional two (2) year term and then additional one (1) year terms thereafter with compensation to begin June 1, 2000 at a rate of $250,000 per year, to be increased by $50,000 after the first year, by an additional $100,000 after the second year, by an additional $100,00 after the third year and ten percent (10%) per year increases thereafter. Pursuant to the agreement, Robin Herd is to be granted options to purchase 400,000 shares of common stock, at a price of one ($1.00) dollar per share, such options to vest as follows: 100,000 to vest on June 1, 2000, 50,000 to vest on November 30, 2000, 50,000 to vest on May 31, 2000, 50,000 to vest on November 30, 2001 and
150,000  to vest on May 31,  2002.

     Thomas Megas - a three (3) year employment agreement, which is extendable by the parties for an additional two (2) year term and then additional one (1) year terms thereafter with compensation to begin June 1, 2000 at a rate of $250,000 to be increased by $125,000 after the first year, by an additional $225,000 after the second year and after the third year by ten percent (10%) per year increases thereafter. Pursuant to the agreement, Mr. Megas is to be granted options to purchase 400,000 shares of common stock, at a price of one ($1.00) dollar per share, such options to vest as follows: 100,000 to vest on June 1, 2000, 50,000 to vest on November 30, 2000, 50,000 to vest on May 31, 2000,
50,000 to vest on November 30, 2001 and 150,000 to vest on May 31, 2002.

     Stefan Johansson - a four (4) year employment agreement with compensation to begin June 1, 2000 at a rate of $125,000 in the first year, $175,000 in the second year, $200,000 in the third year, $250,000 in the fourth and fifth years and a ten percent (10%) increase for any years thereafter. In addition, Mr. Johansson is entitled to certain commissions on the sales of sponsorships. Pursuant to the agreement. Mr. Johansson is to be granted options to purchase 150,000 shares of common stock, at a price of one ($1.00) dollar per share, such options to vest as follows: 25,000 to vest on June 1, 2000, 25,000 to vest on November 30, 2000, 25,000 to vest on May 31, 2000, 25,000 to vest on November 30, 2001 and 50,000 to vest on May 31, 2002.

Item  11:  Security  Ownership  of Certain  Beneficial  Owners and Management

     The following table shows all persons known to the Company to be the beneficial owner of more than five percent of the Company's common stock.

Nameand Address              Amount and Nature             Percent
of Beneficial Owner       of Beneficial Ownership          of Class

Directors and Officers

Tom   Megas                      2,200,453                  20.84%
Officer  and Director

Robin Herd                       1,400,882                  13.27%
Officer and Director

Stefan Johansson                   300,000                   2.84%
Director

Marina Puig                        235,000                   2.23%
Secretary, Treasurer
and Director

Damian Manestar                    300,000                   2.84%
Director

Martin Duffy                       100,000                   0.95%
Director

All  Directors and
Executive  Officers
as a Group                       4,536,335                  42.96%

Other Shareholders
of 5% or More

Stewart  Sytner                    859,046                   8.14%

All Directors and
Executives Officers
and 5% Shareholdersas
a Group                          5,395,381                  51.09%

Item 12:  Certain  Relationships  and Related Transactions

     On January 7, 1999, assets consisting of trademarks, trade names and other, intellectual property rights, designs and technology were transferred by Thomas Megas and Peter Voller in exchange for 100 percent of the stock in March Indy International, Inc. (Delaware). Prior to the November 10, 1999 reorganization, Peter Voller sold his interest in March Indy International, Inc. (Delaware) to various other individuals.

     On November 10, 1999, the Company acquired all of the outstanding shares of March Indy International, Inc. (Delaware), in exchange for 7,706,575 shares of the Company's common stock.

PART IV

Item 13: Exhibits,  Financial Statements,  and Reports  on Form  8-K

(a)  The  following  documents  are filed as a part of this Report:

1. Financial Statements

The following consolidated financial statements of March Indy International, Inc., and subsidiaries, and the Independent Auditors' Report issued thereon, are incorporated by reference in Part II, Item 7:

Independent Auditors'  Report.

Consolidated  Balance Sheets, as of December 31, 1999 and  1998.

Consolidated Statements of Operations, for each of the years in the three-year period ended December 31, 1999.

Consolidated Statements of Stockholders' Equity, for each of the years in the three-year period ended December 31 1999.

Consolidated Statements of Cash Flows, for each of the years in the three-year period ended December 31, 1999.

Notes to Consolidated  Financial Statements.

2.Exhibits

     The following exhibits are filed as part of, or incorporated by reference into, this Report:

2(a) Agreement and Plan of Reorganization  dated October 25, 1999 by and between
     N.E.C. Properties, Inc., March Indy International, Inc., Tom Megas and Peter Voller.**

3(a) Certificate of Incorporation*

3(b) Amendment  dated  November  11,  1999,  to  Certificate  of Incorporation*

3(c) By-Laws of Registrant.*

4(a) Form of Stock  Certificate*

10(a)Agreement and Plan of Reorganization dated October 25, 1999 by and between N.E.C. Properties, Inc., March Indy International, Inc., Tom Megas and Peter Voller.*

10(b)Employment Agreement with Thomas Megas*

10(c)Employment Agreement with Stefan Johansonn*

10(d)Employment Agreement with Robin Herd*

10(f)Agreement with  Zoom2Net.com.  Inc.*

10(g)Agreement  with Gary M.  Reynolds & Associates, Inc*

10(h)Agreement  with  IMEDIA,  Inc.*

10(i)Agreement  with  Sinden  Racing Team*

21.  Subsidiaries  of the  Registrant

27.  Financial Data Schedule - for SEC filing  only

* To be filed by  amendment.

** Incorporated into this Report by reference to the Registrant's Form 10-QSB for the period ended September 30, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    MARCH INDY  INTERNATIONAL,  INC.
    (Registrant)

    /s/ Thomas Megas
    By___________________________
    (Thomas Megas,  President,  CEO and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                Title                            Date


/s/ Thomas Megas   President, CEO and                   4/12/00
    ------------   Director
    (Thomas Megas)

/s/ Robin Herd     Director                             4/12/00
    ------------
   (Robin Herd)

/s/ Marina Puig   Secretary, Treasurer,                 4/12/00
    ------------  and Director
   (Marina Puig)

/s/ Martin Duffy    Director                              4/12/00
    ------------
   (Martin Duffy)

/s/ Damian Manestar Director                              4/12/00
    ------------
    (Damian Manestar)

/s/ Stefan Johansson Director                             4/12/00
    ------------
   (Stefan Johansson)

EXHIBIT INDEX

2(a) Agreement and Plan of Reorganization  dated October 25, 1999 by and between
     N.E.C. Properties, Inc., March Indy International, Inc., Tom Megas and Peter Voller.**

3(a) Certificate of Incorporation*

3(b) Amendment dated November 11, 1999, to Certificate of Incorporation*

3(c) By-Laws of Registrant.*

4(a) Form of Stock Certificate*

10(a)Agreement and Plan of Reorganization dated October 25, 1999 by and between N.E.C. Properties, Inc., March Indy International, Inc., Tom Megas and Peter Voller.*

10(b)Employment Agreement with Thomas Megas*

10(c)Employment Agreement with Stefan Johansonn*10(d)  Employment Agreement with
     Robin Herd*

10(f)Agreement with Zoom2Net.com. Inc.*

10(g)Agreement  with Gary M. Reynolds &  Associates,  Inc*10(h)  Agreement  with
     IMEDIA, Inc.*

10(i)Agreement with Sinden Racing Team*

21.  Subsidiaries of the Registrant

27.  Financial Data Schedule - for SEC filing only

* To be filed by amendment.

** Incorporated into this Report by reference to the Registrant's Form 10-QSB for the period ended September 30, 1999.