Form 10QSB
period 2000-03-31
MARCH INDY INTERNATIONAL INC
filed 2000-06-07
CIK 1076779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                           15 (D) OF THE EXCHANGE ACT

  For the transition period from.....................to.......................

                         Commission file number 0-30544

                         MARCH INDY INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                88-0339817
(State of other jurisdiction                                       (IRS Employer
of incorporation or organization)                            identification No.)

          400 North Federal Highway, Hallandale, Florida  33309
                    (Address of principal executive offices)

                                 (305) 466-1912
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AS OF

CLASS                                             May 12, 2000

Common
Par value $0.001 per share                                            12,090,175

                         MARCH INDY INTERNATIONAL, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

                                                                            Page

Item 1.   Consolidated Financial Statements:

          Balance Sheet as of  March 31, 2000                                F-1

          Statements of Operations for the three months ended
          March 31, 2000 and from November 24, 1998 (inception)
          to March 31, 2000                                                  F-2

          Statements of Cash Flows for the three months
          ended March 31, 2000 and from November 24, 1998
          (inception)  to March 31, 2000                                     F-3

          Notes to Financial Statements                                F-4 - F-5

Item 2.   Management's Discussion and Analysis or Plan
          of Operations                                                      6-7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                    8

Item 2.   Changes in Securities and Use of Proceeds                            8

Item 3.   Defaults Upon Senior Securities                                      8

Item 4.   Submission of Matters to a Vote of Securities Holders                8

Item 5.   Other Information                                                    8

Item 6.   Exhibits and Reports on Form 8-K                                     8

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS

CASH                                                            $            200

EQUIPMENT                                                                330,400

INTANGIBLE ASSETS                                                      2,791,428

DEPOSITS                                                                 180,000


                                                                 ---------------
                                                                $      3,302,028
                                                                 ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                      $         79,750
     Loans  payable                                                      415,000
                                                                 ---------------
    TOTAL CURRENT LIABILITIES                                            494,750
                                                                 ---------------
SHAREHOLDERS' EQUITY:

     Common stock, $.001 par value; authorized 50,000,000 shares;
         10,840,175 shares issued and outstanding                         10,840
     Additional paid in capital                                        3,213,188

     Deficit accumulated in the development stage                      (416,750)
                                                                 ---------------
         TOTAL SHAREHOLDERS' EQUITY                                    2,807,278
                                                                 ---------------
                                                                $      3,302,028
                                                                 ===============

                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months                 November 24, 1998
                                                         Ended                        (Inception)
                                                     March 31, 2000                to March 31, 2000
                                                     ----------------              ------------------

REVENUES                                              $           -                $              -

COSTS AND EXPENSES:

      Equipment leasing expense                             150,000                         150,000
      General and administrative                            109,750                         266,750
                                                     -----------------             ------------------
NET LOSS                                             $     (259,750)              $         (416,750)
                                                     =================             ==================
BASIC AND DILUTED LOSS
      PER SHARE                                      $        (0.02)              $            (0.04)
                                                     =================             ==================

WEIGHTED AVERAGE SHARES
      OUTSTANDING                                        10,840,175                       10,840,175
                                                     ===============               ==================

The  Company  was  inactive  during  the three  months  ended  March  31,  1999.
Accordingly, no operating results are presented.









                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months       Nov. 24, 1998
                                                                        Ended            (Inception)
                                                                    March 31, 2000     to March 31, 2000
                                                                  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                     $     (259,750)     $       (416,750)

      Changes in assets and liabilities:

            Deposits                                                     (180,000)             (180,000)
            Accounts payable and accrued expenses                          24,750                79,750
NET CASH FLOWS USED IN OPERATING

      ACTIVITIES                                                         (415,000)             (517,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

      Increase in loans payable                                           415,000               415,200
      Cancellation of shareholders' debt                                        -               102,000

NET CASH FLOWS PROVIDED BY FINANCING
      ACTIVITIES                                                          415,000               517,200

NET INCREASE IN CASH                                                            -                   200

CASH - Beginning of period                                                    200                     -

                                                                   =================   =================
CASH - End of period                                               $          200      $            200
                                                                   =================   =================



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:

      No cash payments were made for income taxes or interest during each of the above periods.

      Non-cash investing and financing activities:

      Contribution by shareholders of operating
          assets for common stock
                   Equipment                                     $              -    $          330,400

                   Intangible assets                                            -             2,791,428
                                                                   =================   =================
                                                                 $              -    $        3,121,828
                                                                   =================   =================


The Company was inactive during the three months ended March 31, 1999. Accordingly, no operating results are presented.




                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Form 10KSB, financial statements and accompanying notes thereto.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred an operating loss of $416,000 from November 24, 1998 (Inception) to March 31, 2000. Additionally, the Company had a working capital deficiency of $495,000 at March 31, 2000. These conditions raise substantial doubts about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       LOANS PAYABLE

         During the three months ended March 31, 2000, certain persons made advances on behalf of the Company in payment for deposits, an equipment lease and amounts due to vendors. Such advances were interest free and due on demand. In May 2000, 1,250,000 restricted common shares were issued in payment of the outstanding debt.

4.       COMMON STOCK

         The Company has rescinded the issuance of 158,600 shares, resulting from an over allotment of shares to certain shareholders in connection with the reverse acquisition of March Indy International, Inc. The financial statements give retroactive effect to this transaction.

5.       COMMITMENTS AND CONTINGENCIES

         a. The Company is obligated under an equipment lease which terminates in December 2000. The lease requires advance payments of $530,000 as of May 20, 2000, of which the Company paid $150,000 as of March 31, 2000. The Company is presently alleging failure of the lessor to perform in accordance with the agreement and has withheld payment of the balance of
               $380,000 due on the contract. Management is engaged in negotiations to resolve the dispute and accordingly, has not made any provision for loss in the financial statements. The initial payment was charged to operations at March 31, 2000.

         b.


               In March 2000, the Company agreed to purchase an office building in Hollywood, Florida for approximately $400,000 and has made a non-refundable down payment of $170,000 towards the purchase price. The Company has been given a six-month extension to complete the transaction. The Company is obligated under a three-year lease of the aforementioned premises, commencing April 1, 2000, for monthly rentals of $2,850.


         c. In May 2000, the Company amended previously reported compensation agreements with Messrs. Herd, Megas and Johansson. The amended agreements call for modified payments of combined aggregate annual compensation ranging from $188,000 to $867,000, commencing June 1, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts are forward-looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and sponsorships may not be available on a timely basis, and the risk that the Company will not raise additional funds necessary to fund working capital needs and the risk that the Company would not be able to fund its working capital needs from cash flow.

Overview

March Indy International, Inc. (the "Company"), was incorporated as N.E.C. Properties Inc. in Nevada in 1995. In November, 1999, the Company changed its name to March Indy International, Inc. after completing, on November 10, 1999, the acquisition of all of the common stock of March Indy International, Inc., a Delaware corporation ("March Delaware"). The merger was accounted for as a reverse acquisition. The Company exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, March Delaware. The Company intends to engage in the business of designing and building racing chassis to be sold to racing teams competing in Formula, KART and Indy racing competitions. The Company also intends to develop a racing team which will compete in Formula, KART and Indy racing competitions. The Company was in the development stage as of March 31, 2000. The Company decided to delay the commencement of racing operations until 2001 and decided not to enter the recent Indianapolis 500 race in May, 2000. The Company also plans to develop an Internet Web site in order to merchandise products related to its racing efforts. The Company's product merchandising efforts are intended to be "track side" on the Internet and in major sports shopping venues.

Development Stage Revenues

The Company's operations have been devoted primarily to developing a business plan, acquiring its March subsidiary, developing its racing team, developing a business plan for the production of chassis and administrative functions. The Company has had no revenue to date. The Company intends to grow through internal development and strategic alliances. The ability of the Company to achieve its business objectives is contingent upon its success in raising additional capital until adequate revenues are realized from operations.

Development Stage Expenses

The Company's development stage expenses were $259,750.00 for the three month period ending March 31, 2000 and $416,750.00 for the period from November 24, 1998 (inception) to March 31, 2000. The expenses incurred were primarily due to various consulting, managerial and professional services in pursuit of the Company's objectives.

Future Financing

The Company is preparing for a private offering of common shares in order to raise $7,500,000. If fully subscribed, this would fund chassis development, racing operations, corporate operations, strategic marketing and the development of its Web site. The Company has no assurances at this time as to the funding and there are no assurances that such funding will be sufficient to fully execute the Company's business plans and achieve profitability, even if the funding is obtained. Furthermore, the Company's cas h flow through operations are of strategic importance, and although substantial planning and processes have been designed and structured, there are no assurances as to the ability of the Company to generate sufficient cash flow from operations. As of the date of this Form 10-QSB, $415,000.00 has been raised in this private offering.

PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings.
              N/A

ITEM 2.      Changes in Securities
             N/A

ITEM 3.      Defaults Upon Senior Securities
             N/A

ITEM 4.      Submission of Matters to a Vote of Securities Holders
             N/A

ITEM 5.      Other Information

             ITEM 5. OTHER INFORMATION

A. On April 30, 2000, we entered into a four (4) year employment agreement with Stephan Johansson as Director of Racing Operations and as a Member of the Board of Directors with compensation to begin June 1, 2000 at a rate of $62,500 in the first year, $150,000 in the second year, $175,000 in the third year, $200,000 in the fourth year. Pursuant to the agreement, Mr. Johansson is granted the right to purchase 100,000 shares of the Company's common stock per year, at a price of one ($1.00) dollar per share. This agreement supercedes that earlier consulting agreement executed between the Company and Mr. Johansson on January 3, 2000.

B. On April 30, 2000, we entered into a four (4) year employment agreement with Robin Herd as Chairman of the Board of Directors with compensation to begin June 1, 2000 at a rate of $62,500 in the first year, $150,000 in the second year, $175,000 in the third year, $200,000 in the fourth year. Pursuant to the agreement, Mr. Herd is granted the right to purchase 200,000 shares of the Company's common stock per year, at a price of one ($1.00) dollar per share. This agreement supercedes that earlier consulting agreement executed between the Company and Mr. Herd on January 3, 2000.

C. On April 30, 2000, we entered into a four (4) year employment agreement with Thomas P. Megas as President and CEO of the Company with compensation to begin June 1, 2000 at a rate of $62,500 in the first year, $150,000 in the second year, $175,000 in the third year, $200,000 in the fourth year. Pursuant to the agreement. Mr. Megas is granted the right to purchase 200,000 shares of the Company's co mmon stock per year, at a price of one ($1.00) dollar per share. This agreement supercedes that earlier consulting agreement executed between the Company and Mr. Megas on January 3, 2000.

D. On March 21, 2000, the Company entered into a memorandum of agreement with Martin Bloom for the purchase of a building and real estate located at 400 North Federal Highway, Hallandale, FL 33309 for a purchase price of $350,000.00. The Company has paid a down payment on the property in the amount of $150,000.00 with the balance to be paid in cash on or before September 21, 2000.


ITEM 6.      Exhibits and Reports on Form 8-K

             N/A

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     MARCH INDY INTERNATIONAL, INC.

Date: June 7,2000                 By: /s/ Thomas Megas
                                          Thomas Megas
                                          Chairman and Cheif Executive Officer