Form 10QSB
period 2000-06-30
MARCH INDY INTERNATIONAL INC
filed 2000-11-16
CIK 1076779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15(D)OF THE SECURITIES EXCHANGE
            ACT OF 1934
                  For the quarterly period ended June 30, 2000

       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

  For the transition period from.....................to.......................

                         Commission file number 0-30544

                         MARCH INDY INTERNATIONAL, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


 NEVADA                                                               88-0339817
(State of other jurisdiction                                       (IRS Employer
of incorporation or organization)                            identification No.)

          6767 W. Tropicana Avenue, Suite 207, Las Vegas , Nevada 89103
                    (Address of principal executive offices)

                                 (702) 248-1027
                           (Issuer's telephone number)


(Former name,   former  address and former fiscal year,   if  changed since last
 report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X__ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  OUTSTANDING AS OF
CLASS                                              October 16, 2000
-----
Common

Par value $0.001 per share                                             4,029,916

                         MARCH INDY INTERNATIONAL, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                            Page

Item 1.  Consolidated Financial Statements:

         Balance Sheet as of June 30, 2000                                   F-1

         Statements of  Operations  for the three months and six months ended June 30, 2000 and from November 24, 1998  (inception) to
         June 30, 2000                                                       F-2

         Statements of Cash Flows for the six months ended June 30, 2000
         and from November 24, 1998 (inception) to June 30, 2000             F-3

         Notes to Financial Statements                                 F-4 - F-5

Item 2.  Management's Discussion and Analysis or Plan
         of Operations                                                       6-7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     7

Item 2.  Changes in Securities and Use of Proceeds                             7

Item 3.  Defaults Upon Senior Securities                                       7

Item 4.  Submission of Matters to a Vote of
         Securities Holders                                                    7

Item 5.  Other Information                                                     7

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2000
                                  (Unaudited)


                                     ASSETS



CASH                                                              $         200

INTANGIBLE ASSETS (net of accumulated amortization of $42,500)        1,657,500
                                                                  --------------
                                                                  $   1,657,700
                                                                  ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES:
      Accounts payable and accrued expenses                       $     224,850
                                                                  --------------
SHAREHOLDERS' EQUITY:
      Common stock, $.001 par value; authorized 50,000,000 shares;
          4,029,916 shares issued and outstanding                         4,030
      Additional paid-in capital                                      4,532,498
      Deficit accumulated in the development stage                   (3,103,678)
                                                                  --------------
          TOTAL SHAREHOLDERS' EQUITY                                  1,432,850
                                                                  --------------
                                                                  $   1,657,700
                                                                  ==============






                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                    Three Months                Six Months                   November 24, 1998
                                                        Ended                      Ended                       (Inception)
                                                    June 30, 2000              June 30, 2000                to June 30, 2000
                                                 --------------------    -------------------------    ------------------------------

REVENUES                                      $                    -   $                         -   $                           -

COSTS AND EXPENSES:
      Equipment leasing expense                                    -                       150,000                         150,000
      General and administrative                             145,100                       254,850                         411,850
      Non cash interest                                      897,500                       897,500                         897,500
      Writedown of equipment and intangible assets         1,421,828                     1,421,828                       1,421,828
      Loss on forfeited deposits                             180,000                       180,000                         180,000
      Amortization of intangible assets                       42,500                        42,500                          42,500
                                                 --------------------    -------------------------    ------------------------------
NET LOSS                                       $          (2,686,928) $                (2,946,678)  $                  (3,103,678)
                                                 ====================    ==========================    ============================


BASIC AND DILUTED LOSS
      PER SHARE                                $               (0.69)  $                     (0.79)  $                       (0.85)
                                                 ====================    ==========================    ============================




WEIGHTED AVERAGE SHARES
      OUTSTANDING                                          3,891,169                     3,752,281                       3,657,251
                                                 ====================    ==========================    ============================


The Company was inactive during the six months ended June 30, 1999. Accordingly, no comparative operating results are presented herein.

                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Six Months      Nov. 24, 1998
                                                                Ended          (Inception)
                                                            June 30, 2000     to June 30, 2000
                                                           ----------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $     (2,946,678) $     (3,103,678)

     Amortization                                                   42,500            42,500

     Non cash interest                                             897,500           897,500

     Writedown of equipment and intangible assets                1,421,828         1,421,828

     Changes in assets and liabilities:
           Accounts payable and accrued expenses                   169,850           224,850
                                                           ----------------   --------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (415,000)         (517,000)
                                                           ----------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of loans payable                                     415,000           415,200
     Cancellation of shareholders' debt                                  -           102,000
                                                           ----------------   --------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    415,000           517,200
                                                           ----------------   --------------
NET INCREASE IN CASH                                                     -               200

CASH - Beginning of period                                             200                 -
                                                           ----------------   --------------
CASH - End of period                                      $            200  $            200
                                                            ===============   ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     No cash payments were made for income taxes or interest during each of the above periods.

     Non-cash investing and financing activities:


     Contribution by shareholders of operating
         assets for common stock
                  Equipment                               $              -  $        330,400

                  Intangible assets                                      -         2,791,428
                                                           ----------------   --------------
                                                          $              -  $      3,121,828
                                                            ===============   ===============

     Issuance of 1,250,000 share of common stock
           in payment of loans                            $        415,000  $        415,000
                                                            ===============   ===============


The Company was inactive during the six months ended June 30, 1999. Accordingly, no comparative operating results are presented herein.

                 See notes to consolidated financial statements

                         MARCH INDY INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's December 31, 1999 Form 10-KSB, financial statements and accompanying notes thereto.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred an operating loss of $3,104,000 from November 24, 1998 (Inception) to June 30, 2000. Additionally, the Company had a working capital deficiency of $225,000 at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations and raising additional capital through future issuances of stock and or debentures. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       LOANS PAYABLE

         During the six months ended June 30, 2000, certain persons made advances of $415,000 on behalf of the Company in payment of deposits, an equipment lease and amounts due to vendors. Such advances were interest-free and due on demand. On May 12, 2000, 1,250,000 restricted common shares with a market value of $1,312,500 were issued in payment of the outstanding debt. The excess of market value over the debt in the amount of $897,500 was reflected as non-cash interest expense in the June 30, 2000 financial statements.

4.       ASSET IMPAIRMENT CHARGE

         During the quarter ended June 30, 2000, the Company recorded an impairment charge of $1,421,828 resulting in part from the obsolescence of certain equipment and intangible assets due to recent developments in design and technology as well as the advent of new technical regulations for competition. Accordingly, carrying amounts for equipment of $330,400 and the related designs and slot rights of $697,857 were charged in the period.

         The Company has been unable to commence operations and to further exploit the "March" brand. Accordingly, management has deemed it appropriate to recognize a partial diminution of value in the "March" brand approximating $400,000 in the current financial statements.

5.       COMMON STOCK

         The Company rescinded the issuance of 158,600 shares, resulting from an over allotment of shares to certain shareholders in connection with the reverse acquisition of March Indy International, Inc. The financial statements give retroactive effect to this transaction.

         On June 17, 2000 the  Company  declared a one for three  reverse  stock
         split,   effective  June  26,  2000.  The  financial   statements  give
         retroactive effect to this transaction.

6.       COMMITMENTS AND CONTINGENCIES

a. The Company was obligated under an equipment lease which terminates in December 2000. The lease required advance payments of $530,000 as of May 20, 2000, of which the Company paid $150,000 as of June 30, 2000. The Company is presently alleging failure of the lessor to perform in accordance with the agreement and has withheld payment of the balance of $380,000 due on the contract. Management is engaged in negotiations to resolve the dispute and accordingly, has not made any provision for loss in the financial statements. The initial payment was charged to operations as of June 30, 2000.

b. In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the transaction but was unable to do so. Accordingly, the $170,000 non-refundable down payment was charged to operations during the three months ended June 30, 2000.

                  The Company is currently obligated under a three-year lease of the aforementioned premises, commencing April 1, 2000, for monthly rentals of $2,850. The financial statements include rent expense of $8,550 through June 30, 2000.

c. In May 2000, the Company amended previously reported compensation agreements with Messrs. Herd, Megas and Johansson. The amended agreements call for modified payments of combined aggregate annual compensation ranging from $188,000 to $867,000, commencing June 1, 2000.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Statements included in this "Management Discussion and Analysis or Plan of Operations" which are not historical facts are forward looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including, but not limited to, the risk that new products and sponsorships may not be available on a timely basis, and the risk that the Company will not raise additional funds necessary to fund working capital needs and the risk that the Company would not be able to fund its working capital needs from cash flow.

Overview:

March Indy International, Inc. (the "Company") was incorporated as N.E.C. Properties Inc. in Nevada in 1995. In November 1999, the Company changed its name to March Indy International, Inc. after completing, on November 10, 1999, the acquisition of all of the common stock of March Indy International, Inc., a Delaware Corporation ("March Delaware"). The merger was accounted for as a reverse acquisition. The Company exists primarily as a stock holding company, and accordingly, the operations described in this document, unless otherwise specified, are those of the subsidiary, March Delaware. The Company intends to engage in the business of designing and building racing chassis to be sold to racing teams competing in Formula, KART and Indy racing competitions. The Company was in the development stage as of June 30, 2000. The Company decided to delay the commencement of racing operations until 2001 and decided not to enter the recent Indianapolis 500 race in May 2000.


Development Stage Revenues:

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

Development Stage Expenses:

The Company's development stage expenses were $2,946,678 for the six months ended June 30, 2000 and $3,103,678 for the period from November 24, 1998 (inception) to June 30, 2000. The expenses incurred were primarily due to various consulting, managerial and professional services in pursuit of the Company's objectives and the write-down of the intangible assets.

PART II - OTHER INFORMATION


ITEM 1.     Legal Proceedings.

                    Not Applicable

ITEM 2.     Changes in Securities and Use of Proceeds

                    Not Applicable

ITEM 3.     Defaults Upon Senior Securities

                     Not Applicable

ITEM 4.      Submission of Matters to a Vote of Securities Holders

                     Not Applicable

ITEM 5.      Other Information

On June 17, 2000, the Board of Directors of the Company approved a 1-for-3 reverse stock split with an effective date of June 26, 2000, which reduced the number of outstanding common shares of the Company from 12,089,957 to 4,029,916. In connection with the reverse split, the Company changed its stock symbol from "INDY" to "MIDI".

ITEM 6.       Exhibits and Reports on Form 8-K




                      (a) Exhibits

                               NUMBER      DESCRIPTION

                                27         Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on form 8-K were filed during the quarter ended June 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   MARCH INDY INTERNATIONAL INC.


DATE: OCTOBER 31, 2000                            /S/ TOM MEGAS
                                                  ------------------------------
                                                      Tom Megas
                                                      Chief Executive Officer