Form 10QSB
period 2000-09-30
MARCH INDY INTERNATIONAL INC
filed 2005-12-23
CIK 1076779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

       [ ] TRANSITON REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ___________to _______

                        Commission file number 000-25261

                        BANCORP INTERNATIONAL GROUP, INC.
                   (formerly "March Indy International, Inc.")
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                   88-0339817
(State of other jurisdiction                     (IRS Employer
of incorporation or organization)             identification number)

            210 Park Avenue, Suite 2800, Oklahoma City, Oklahoma 73102-5604
                    (Address of principal executive offices)

                               Tel #: 405-235-8318
                           (Issuer's telephone number)
         6767 West Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] No[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CLASS                                              OUTSTANDING AS OF
Common Stock                                       September 30, 2005
Par value $0.001 per share                         4,029,916 Shares


Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         BANCORP INTERNATIONAL GROUP, INC.
                   (formerly "March Indy International, Inc.")
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

                                                                      PAGE

Item 1.  Financial Statements (unaudited)

         Balance Sheet as of September 30, 2000.........................3

         Statements of  Operations  for the three
         and nine months ended September 30, 2000 and 1999..............4

         Statements of Cash Flows for the nine months
         ended September 30, 2000 and 1999..............................5

         Notes to Financial Statements..................................6

Item 2.  Management's Discussion and Analysis or Plan
         of Operations.................................................10

Item 3   Controls and Procedures.......................................13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................14

Item 2.  Unregistered Sales of Equity Securities
             and Use of Proceeds.......................................14

Item 3.  Defaults Upon Senior Securities...............................14

Item 4.  Submission of Matters to a Vote of
         Securities Holders............................................14

Item 5.  Other Information.............................................15

Item 6.  Exhibits and Reports on Form 8-K..............................16

Signatures

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                           Consolidated Balance Sheet
                               September 30, 2000
                                   (unaudited)


                                     Assets


                                                                   $          -
                                                                   =============

                      Liabilities and Shareholders' Deficit


Accounts payable and accrued expenses                     $             200,675
Accounts payable and accrued expenses - discontinued
 operation                                                               64,175
                                                                   -------------
       Total current liabilities                                        264,850
                                                                   -------------


 Shareholders' Deficit:
        Common stock, $0.001 par value; authorized 50,000,000
        shares; 4,029,916 shares issued and outstanding                   4,030
        Additional paid in capital                                    4,532,498
        Accumulated deficit                                          (4,801,378)
                                                                   -------------
                    Total Shareholders' Deficit                        (264,850)
                                                                   -------------


                                                                   $          -
                                                                   =============





                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Operations


                                                     Nine Months Ended                   Three Months Ended
                                                       September 30,                         September 30,
                                                2000              1999                2000              1999
                                           ----------------  ----------------   -----------------  ----------------
                                             (unaudited)        (unaudited)      (unaudited)         (unaudited)
Cost and  expenses:
        General and administrative         $       155,875   $        57,600    $           200    $        44,500
                                           ----------------  ----------------   ----------------   -----------------
           Total cost and expenses
                                                   155,875            57,600                200             44,500
                                           ----------------  ----------------   ----------------   ----------------

Net loss from continuing operation                 155,875            57,600                200             44,500

Loss from discontinued operation                 4,488,503                 -          1,697,500                  -
                                           ----------------  ----------------   ----------------   ----------------

Net loss                                   $     4,644,378   $        57,600    $     1,697,700    $             -
                                           ================  ================   ================   ================

Basic and Diluted loss per share:
        from continuing operation          $        (0.04)   $         (0.02)   $         (0.00)   $         (0.01)

        from discontinued operation        $        (1.17)   $             -    $         (0.42)   $             -
                                           ----------------  ----------------   ----------------   ----------------
Total net loss per share                   $        (1.21)   $         (0.02)   $         (0.42)   $         (0.01)
                                           ================  ================   ================   ================

Weighted average shares outstanding              3,847,280         3,666,258          4,029,916          3,666,258
                                           ================  ================   =================  ================


                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                   2000                     1999
                                                                            -------------------       -----------------
                                                                                (unaudited)               (unaudited)

Cash flows from operating activities

     Net loss                                                               $       (4,644,378)       $        (57,600)
     Adjustments to reconcile net loss to net cash
        used in discontinued operations:
           Forfeited deposits for premises of discontinued operation                   180,000
           Equip leasing expense of discontinued operation                             150,000
           Website expense of discontinued operation                                    75,000
           Write-off of equipment from discontinued operation                        2,791,428
           Write-off of intangible asset from discontinued operation                   330,400
           Debt settlement in excess of debt value                                     897,500
           Accounts payable and accrued expenses - discontinued operation               64,175
     Changes in assets and liabilities
         Accounts payable and accrued expenses                                         145,675                  57,600
                                                                            -------------------       -----------------
Net cash used in continuing operation                                                  (10,200)                      -
Net cash used in discontinued operation
     Forfeited deposits for premises of discontinued operation                        (180,000)
     Equip leasing expense of discontinued operation                                  (150,000)
     Website expense of discontinued operation                                         (75,000)                      -
                                                                            -------------------       -----------------
Net cash used in operations                                                           (415,200)                      -
                                                                            -------------------       -----------------

Cash provided by financing activities:
     Proceeds for advances from shareholders                                           415,000
                                                                            -------------------       -----------------

Net decrease in cash                                                                      (200)                       -

Cash - beginning of period                                                                 200                     200
                                                                            -------------------       -----------------

Cash - end of period                                                        $                -        $            200
                                                                            ===================       =================

Supplemental disclosure of cash flow information:
     Contribution by shareholder of assets of discontinued operation for common stock

           Equipment                                                        $                -        $        330,400

           Intangible                                                                        -               2,791,428
                                                                            -------------------       -----------------
                                                                            $                -        $      3,121,828
                                                                            ===================       =================

     Common stock issued for settlement of advances from shareholders       $          415,000        $              -
                                                                            ===================       =================


                 See notes to consolidated financial statements.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2000
                                 (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the financial statements and accompanying notes thereto.


2. THE COMPANY

            N.E.C. Properties, Inc. ("NEC") was incorporated on June 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On June 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, on November 19, 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.

         On November 10, 1999, NEC acquired all the outstanding stock of March Indy International, Inc. ("March") for 7,706,575 shares of NEC. March was incorporated in Delaware on November 24, 1998 ("inception"). For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of March, with March as the acquirer. The shares issued in the Transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split.

         March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through June 30, 2000. Subsequent to June 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

         In the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC, March or Bancorp is to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

         The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and six months ended June 30, 2000, the Company has not complied with its reporting obligations.


3. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred an operating loss from discontinued operations of approximately $4,644,000 for the nine months ended September 30, 2000. Additionally, the Company has no assets and a working capital deficiency of approximately $265,000 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. SCOPE LIMITATION

            The Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000. No accounting records of the Company have been made available to their independent registered auditors as of January 1, 2000, and for all prior periods.

5. DISCONTINUED OPERATIONS

            During the quarter ended September 30, 2000 the Company's management decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations. The following is a schedule of losses from discontinued operations for the nine months ended September 30, 2000:

Equipment leasing expense                       (a)    $                150,000
Write-off of equipment                          (b)                     330,400
Write-off of intangible                         (b)                   2,791,428
Forfeited deposit                               (c)                     180,000
Non-cash interest expense                       (d)                     897,500
General and administrative expenses                                     295,050
                                                       ------------------------
                                                       $              4,644,378
                                                       ========================

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of September 30, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that because the Company failed to perform in accordance with the lease agreement and withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute that did not succeed. This resulted in the initial payment of $150,000 being charged to discontinued operations as of September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) Upon the merger of March into the Company certain intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars were recognized in the transaction. These intangibles were valued at $2,791,428. In addition, equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational. Upon, the discontinuance of all racing related activities, the intangible assets and the super bike were determined fully impaired and written-off.

(c) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. Accordingly, the $170,000 non-refundable down payment was charged to discontinued operations during the three months ended June 30, 2000.

     In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was charged to discontinued operations during the three months ended June 30, 2000.

(d) During the quarter ended March 31, 2000, the Company was advanced $415,000. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a web site and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as non-cash interest expense during the nine months ended September 30, 2000.

(e) The Company incurred various general and administrative expenses during the nine months ended September 30, 2005. Included in these expenses are professional fees, rent, general office expenses and the development costs of a web site that has ceased to operate due to the discontinuance of the Company's auto racing operations.

6.  COMMON STOCK

            On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this transaction.

            During the quarter ended March 31, 2000 the Company rescinded the issuance of 53,009 shares of common stock (accounted for post 1:3 reverse stock split), resulting from an over allotment of shares to certain shareholders in connection with the reverse acquisition of March in November 1999.

7. SUBSEQUENT EVENTS

            (a) During the quarter ended September 30, 2005, the Management of the Company became aware of the unauthorized issuance of approximately 243,842,000 shares of the Company's common stock to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell their unauthorized common shares on the open market. As per members of management of the Company, they are not aware, nor do they have any related activities with these entities and individuals.

                  In September 2005, the Company filed a claim in the District Court of Oklahoma County, Oklahoma, seeking the return of all unauthorized shares and the receipt of any ill-gotten proceeds from the sale of these unauthorized common shares. Management believes that a favorable outcome will result from this situation. The Company has not recorded a provision in the event of an unfavorable outcome from this litigation.

                  In regard to the above situation, of the unauthorized issuance of common shares, the Company held a shareholder's meeting and authorized the following:

                       - Increase the authorized common shares from 25,000,000 to 500,000,000 shares.


                       - Authorize the designation of 15,000,000 shares of Series A Convertible Preferred Stock ("Preferred A"), with a par value of $.001 per share. The holders of Preferred A have a right, at their option, to convert their shares into shares of common stock at a rate of 1 for 100. In addition, the Preferred A have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A.

                  The Company is currently determining that all actions that it has taken in regards to the unauthorized issuance of the common shares, and any subsequent changes in the equity structure of the Company, have been in compliance with all federal and state laws and regulations.

            (b) During the year ended December 2005, the management of the Company has pursued business opportunities in the energy field. As of December 15, 2005 no definitive agreements have been reached with regard to potential acquisitions.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except as the context may otherwise  require,  all  references in this report to
(a) "we," "us," "our," "Company," "NEC" or "March" refer to the operations of Bancorp International Group, Inc., NEC Properties, Inc., a Nevada corporation and its wholly-owned subsidiary, March Indy International, Inc., a Delaware corporation. and (b) "you" refer to the reader of this report, and (c) the "Web" refers to the World Wide Web.

Statements included in this "Management Discussion and Analysis or Plan of Operations" that are not historical facts are forward looking statements. These forward-looking statements involve risks and uncertainties that could render them materially different, including without limitation the risk that the Company will not raise additional funds necessary to fund working capital needs.

Overview:

You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.


N.E.C. Properties, Inc. ("NEC") was incorporated on June 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On June 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, on November 19, 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.

On November 10, 1999, NEC acquired all the outstanding stock of March Indy International, Inc. ("March") for 7,706,575 shares of NEC. March was incorporated in Delaware on November 24, 1998 ("inception"). For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction was treated as a recapitalization of March, with March as the acquirer. The shares issued in the transaction are treated as being issued for cash and are shown as outstanding for all periods presented in the same manner as for a stock split.

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through June 30, 2000. Subsequent to June 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate.

In the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business.

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and six months ended June 30, 2000, the Company has not complied with its reporting obligations, due to the unavailability of financial resources to pay the costs of compliance.

Discontinued Operations:

During the quarter ended September 30, 2000 the Company discontinued its auto racing operations. The Company recognized losses from discontinued operations for the nine months ended September 30, 2000 as follows:

Equipment leasing expense                       (a)    $              150,000
Write-off of equipment                          (b)                   330,400
Write-off of intangible                         (b)                 2,791,428
Forfeited deposit                               (c)                   180,000
Non-cash interest expense                       (d)                   897,500
General and administrative expenses                                   295,050
                                                                    ----------
                                                       $            4,644,378

(a) The Company was obligated under an equipment lease which terminated in December 2000. The lease required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of September 30, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that because the Company failed to perform in accordance with the lease agreement and withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute that did not succeed. This resulted in the initial payment of $150,000 being charged to discontinued operations as of September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) Upon the merger of March into the Company certain intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars were recognized in the transaction. These intangibles were valued at $2,791,428. In addition, equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was intended to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational. Upon, the discontinuance of all racing related activities, the intangible assets and the super bike were determined fully impaired and written-off.

(c) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the transaction but was unable to do so. Accordingly, the $170,000 non-refundable down payment was charged to discontinue operations during the three months ended June 30, 2000.

          In connection with the above office building the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was charged to discontinued operations during the three months ended June 30, 2000.

(d) During the three months ended March 31, 2000, the Company was advanced $415,000. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a web site and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as non-cash interest expense during the nine months ended September 30, 2000.

(e) The Company incurred various general and administrative expenses during the nine months ended September 30, 2000. Included in these expenses are professional fees, rent, general office expenses and the development costs of a web site that has ceased to operate due tot the discontinuance of the Company's auto racing operations.

Operations:

The Company's continuing operations, as presented for the nine months ended September 30, 2000 and 1999, and for the three months ended September 30, 2000 and 1999 contain expense primarily of a corporate nature such as legal, accounting and general corporate administrative matters. These activities are higher in the nine months ended September 30, 2000, as this is the period subsequent to the reverse merger with March in November 1999. During the three months ended September 30, 2000 the Company experienced few expenses from continuing operations, as this is the quarter that the Company ceased their only operating activity of auto racing. Also during this period the Company had few corporate expenses, as management had not determined a plan of operation for the Company. During the three months ended September 30, 1999, the Company had only general and administrative expenses, as this is the period immediately prior to the Company's reverse merger with March.

Plan of Operation:

Since discontinuing its auto racing operations during the three and nine months ended September 30, 2000 and having been unable to have completed a planned merger with a financial institution, the Company has remained inactive and has not conducted any operations. During the year ended December 2005, the management of the Company has pursued business opportunities in the energy field. As of December 15, 2005 no definitive agreements have been reached with regard to potential acquisitions. In addition, as of the filing of this report, the Company is actively pursing compliance for all their reporting obligations under the Securities Exchange Act of 1934.

Going Concern:

As reported in the accompanying financial statements, they have been prepared assuming that the Company will continue as a going concern. The Company incurred an operating loss from discontinued operations of approximately $4,644,000 for the nine months ended September 30, 2000. Additionally, the Company has no assets and a working capital deficiency of approximately $265,000 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Scope Limitation:

The Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000. No accounting records of the Company have been made available to their independent registered auditors as of January 1, 2000, and for all prior periods.

Item 3.  Controls and Procedures.

            Our Chief Executive Officer and Acting Chief Financial Officer is responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

            Furthermore, our Chief Executive Officer and Acting Chief Financial Officer is responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

            Our Chief Executive Officer and Acting Chief Financial Officer, based upon his evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully ineffective as of the last day of the period covered by this report and reported to our auditors and board of directors that there are no controls and procedures and internal control over financial reporting during the period covered by this report and that all of which materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting his evaluation of our disclosure controls and procedures and internal controls over financial reporting, this executive officer did not discover any fraud that involved management or other employees who has a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, although the disclosure controls and procedures and internal controls over financial reporting were deficient and absent, there were no changes made in our disclosure controls and procedures, internal controls over financial reporting, or other factors that would eliminate the deficiencies in our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of his evaluation. Although significant deficiencies or material weaknesses existed, no corrective actions were taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures because of the lack of required financial resources to correct such deficiencies and weaknesses.

PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.

     In August 2005, management of the Company became aware of the unauthorized fraudulent issuance of approximately 243,842,000 shares of the Company's common stock to various entitles and individuals for services and gifts, whereupon these entities and individuals attempted to sell these unauthorized common shares in the open market. Members of the Company's management do the have any relationships with the entities and individuals that were initially issued the unauthorized fraudulent issued shares.

     In September 2005, the Company filed a claim in the District Court of Oklahoma County, Oklahoma, styled Bancorp International Group, Inc. v. Mario A. Pino, an individual, Sam Deeb, an individual, Jean Carlos Medina, an individual, Charles Weller, an individual, Barkev Kibarian, an individual, Felica Morales, an individual, Clearstock, Inc., a Texas corporation, DealFlo, L.L.C., a New York Limited Liability Company, The Grace Trust a foreign trust, Global Consulting Group, a Maryland corporation, Intelligent Message Distributors, a Nevada corporation, and Wall Street Group, L.L.C., a Arizona limited liability company, Case No. CJ-2005-7459, seeking the return of the fraudulently issued common stock shares and the defendants' receipt of sale proceeds from the sale of these shares. Although management believes that a favorable outcome will be obtained, until finally resolved, no assurance of a favorable outcome can be provided. The Company has not provided for any provision in the event of an unfavorable outcome from this litigation.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Part II - Item 1. Legal Proceedings, and the unauthorized fraudulent issuance of shares of the Company's common stock.

ITEM 3.     Defaults Upon Senior Securities

Not Applicable

ITEM 4.     Submission of Matters to a Vote of Securities Holders

On August 19, 2005, the Company held a shareholders meeting, in light of the unauthorized issuance of common shares as discussed in Part II - Item 1. Legal Proceedings.

The following matters were approved at the shareholders meeting:

            - Approved legal actions against the individuals and entities involved in the unauthorized issuance of common shares.

            - Increase the authorized common shares from 25,000,000 to 500,000,000 shares.

            - Authorize the designation of 15,000,000 shares of Series A Convertible Preferred Stock ("Preferred A"), with a par value of $.001 per share. The holders of Preferred A have the right, at their option, to convert each share of the Preferred A into 100 shares of common stock. In addition, the holders of the Preferred A the right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A

           - The shareholders agreed to allow management to take whatever means are required to resolve the issue as stated in Part II, Item I - Legal Proceedings.

The Company is currently determining that all actions that it has taken in regards to the unauthorized issuance of the common shares, and any subsequent changes in the equity structure of the Company, have been in compliance with all federal and state regulations.


ITEM 5.     Other Information

            - On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. This 10-QSB filing and financial statements included therein, give retroactive effect to this transaction.

            - On August 31, 2005 the Securities and Exchange Commission ordered the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), of trading of securities of the Company from 9:30a.m on August 31, 2005, and terminating at 11:59 p.m. on September 14, 2005.

                           Management believes that the above action was a result of the unauthorized issuance of shares of the Company's common stock and the attempt to sell such shares on the open market as discussed in Part II -
                           Item 1. Legal Proceedings.

            - In a previous press release on June 13, 2005 it was announced that the Company had entered into an agreement with CVG (Corporacion Venezuela de Guayana) of the Venezuelan government with regards to commercially develop gold deposits in the State of Bolivar. The management of the Company has no knowledge of this agreement, nor did it authorize the press release.

            - On June 2, 2005 a press release was issued whereby it stated that the Company was active in negotiations to acquire gold deposits with an approximate value of one billion dollars (USD). The management of the Company has no knowledge of these negotiations, nor did it authorize the press release.

            - On August 1, 2005, the Company announced that it had been a victim of corporate identity fraud. It had been previously announced that Carter Care, inc. had executed a reverse merger with the Company. The management of the Company is unaware of any merger agreement with Carter Care, Inc.

            - On November 16, 2005, the Company received notification from the Securities and Exchange Commission (the "Commission') that the Commission Staff intends to recommend to the Commission proceedings pursuant to Section 12(j) of the Exchange Act, alleging violations of Section 13(a) of the Exchange Act Rules 13a-1 and 13a-13 thereunder, to determine whether the Exchange Act registration of the Company's common stock should be suspended or revoked. The Commission has offered the Company an opportunity to make a Wells Submission.

                           The Commissions action alleges that the Company has been delinquent in its required reporting on Form 10-KSB for the years ended December 31, 2000 though 2004. In addition, the Company failed to file its quarterly reports on Form 10-QSB for the quarter ended September 30, 2000 through September 30, 2005.

                           The Company is currently in the process of preparing all delinquent Form 10-KSB's and Form 10-QSB's.


ITEM 6.     Exhibits and Reports on Form 8-K

 (a) Exhibits:

         31 Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

         32    Certification of the Chief Executive Officer and Acting
               Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K

    No reports on form 8-K were filed during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

BANCORP INTERNATIONAL GROUP, INC.
(formerly MARCH INDY INTERNATIONAL INC.)


DATE: December 23, 2005                           /S/ TOM MEGAS
-------------------------                         ------------------------------
                                                  Tom Megas
                                                  Chief Executive Officer
                                                  Acting Chief Financial Officer