Form 10QSB
period 2001-03-31
MARCH INDY INTERNATIONAL INC
filed 2006-01-13
CIK 1076779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

       [ ] TRANSITON REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ___________to _______

                        Commission file number 000-25261

                        BANCORP INTERNATIONAL GROUP, INC.
                   (formerly "March Indy International, Inc.")
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



CLASS                                              OUTSTANDING AS OF
Common Stock                                       December 31, 2005
Par value $0.001 per share                         4,029,916 Shares


          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        BANCORP INTERNATIONAL GROUP, INC.
                   (formerly "March Indy International, Inc.")
                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

                                      PAGE

Item 1.  Financial Statements (unaudited)

         Balance Sheet as of March 31, 2001.........................3

         Statements of  Operations  for the three
         months ended March 31, 2001 and 2000.......................4

         Statements of Cash Flows for the three months
         ended March 31, 2001 and 2000..............................5

         Notes to Financial Statements..............................6

Item 2.  Management's Discussion and Analysis or Plan
         of Operations..............................................10

Item 3   Controls and Procedures....................................13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................14

Item 2.  Unregistered Sales of Equity Securities
             and Use of Proceeds....................................14

Item 3.  Defaults Upon Senior Securities............................14

Item 4.  Submission of Matters to a Vote of
         Securities Holders.........................................14

Item 5.  Other Information..........................................15

Item 6.  Exhibits and Reports on Form 8-K...........................16

Signatures

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                           Consolidated Balance Sheet
                                 March 31, 2001
                                  (unaudited)


                                     Assets


                    Total Assets                                   $          -
                                                                   =============


    Liabilities and Shareholders' Deficit

Accounts payable and accrued expenses                                   200,675
Accounts payable and accrued expenses - discontinued operation           64,175
                                                                   -------------
       Total current liabilities                                        264,850
                                                                   -------------


Shareholders' Deficit:
        Common stock, $0.001 par value; authorized 25,000,000
           shares; 4,029,916 shares issued and outstanding                4,030
        Additional paid in capital                                    4,532,498
        Accumulated deficit                                          (4,801,378)
                                                                   -------------
           Total Shareholders' Deficit                                 (264,850)
                                                                   -------------


       Total liabilities and shareholders' deficit                 $          -
                                                                   =============





                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Operations




                                                    Three Months Ended
                                                        March 31,
                                                 2001              2000
                                           ----------------  ----------------
                                             (unaudited)         (unaudited)
Cost and  expenses:
        General and administrative         $             -   $        34,750
                                           ----------------  ----------------
           Total cost and expenses         $             -   $        34,750
                                           ----------------  ----------------

Net loss from continuing operation                       -            34,750

Loss from discontinued operation                         -           225,000
                                           ----------------  ----------------

Net loss                                   $             -   $       259,750
                                           ================  ================

Basic and Diluted loss per share:
        from continuing operation          $             -   $         (0.01)
        from discontinued operation        $             -   $         (0.06)
                                           ----------------  ----------------
Total net loss per share                   $             -   $         (0.07)
                                           ================  ================

Weighted average shares outstanding              4,029,916         3,613,392
                                           ================  ================


                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Cash Flows




                                                                   Three Months Ended
                                                                        March 31,
                                                              2001                     2000
                                                      -------------------       -----------------
                                                          (unaudited)              (unaudited)
Cash flows from operating activities
     Net loss                                         $                -       $       (259,750)
     Adjustments to reconcile net loss to
         loss from discontinued operations
              Equipment leasing expense                                -                150,000
              Website expense                                          -                 75,000
     Changes in assets and liabilities
              Accounts payable and accrued expenses                    -                 24,750
                                                      -------------------      -----------------
Net cash used in continuing operation                                  -                (10,000)
Net cash used in discontinued operation:
     Deposit on building                                                               (180,000)
     Equipment leasing expense                                         -               (150,000)
     Website expense                                                   -                (75,000)
                                                      -------------------      -----------------
Net cash used in operations                                            -               (415,000)
                                                      -------------------      -----------------

Cash provided by financing activities:
     Proceeds from advances from shareholders                          -                415,000
                                                      -------------------      -----------------
Cash flows provided from financing activities                          -                415,000

Net decrease in cash                                                   -                      -

Cash - beginning of period                                             -                    200
                                                      -------------------      -----------------
Cash - end of period                                  $                -       $            200
                                                      ===================      =================

Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities
         Common stock rescinded in connection with
         reverse merger                               $                -       $            159
                                                      ===================      =================


                 See notes to consolidated financial statements.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Form 10-QSB for the nine months ended September 30, 2000 including the financial statements and accompanying notes thereto for each filing.

2. THE COMPANY

N.E.C. Properties, Inc. ("NEC") was incorporated on June 16, 1995 under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On June 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, on November 19, 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.

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

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through June 30, 2000. Subsequent to June 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management determined that they were no longer a development stage enterprise commencing from the three months ended September 30, 2000.

During the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC, March or Bancorp is to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the three and nine months ended September 30, 2000, the Company has not complied with its reporting obligations. However, the Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing and in order to become current.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $260,000 for the three months ended March 31, 2000. The Company had no operations for the quarter ended March 31, 2001. Additionally, the Company has no assets and a working capital deficiency of approximately $265,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. SCOPE LIMITATION

The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and has, therefore, not been able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000, and for all prior periods.

5. DISCONTINUED OPERATIONS

During the quarter ended September 30, 2000 the Company's management decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. Certain amounts in the prior period consolidated financials statements for the three months ended March 31, 2000, have been reclassified to conform to this presentation The following is a schedule of losses from discontinued operations for the three months ended March 31, 2000.



Equipment leasing expense                          (a) $               150,000
Website expense                                    (b)                  75,000
                                                       ------------------------
                                                       $               225,000
                                                       ========================

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company has withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. As a result, the initial payment of $150,000 was charged to discontinued operations as of September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations.

Subsequent to March 30, 2000 in the quarter ended September 30, 2000 certain other assets and expenses were reclassified as discontinued including:

- March had recognized the contribution of certain fixed and intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars. The individuals that contributed these fixed and intangible assets received all the then outstanding shares of March. Subsequent to this asset transfer, March merged into the Company. These intangibles were valued at $2,791,428. In addition, contributed equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational. Upon the discontinuance of all racing related activities, any unexpensed intangible assets and the super bike was determined to be fully impaired and was written-off.

- A deposit on a building in Hallandale, Florida that in March 2000 the Company agreed to purchase for approximately $350,000, to which the Company made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. Accordingly, the $170,000 non-refundable down payment was reclassified and charged to discontinued operations during the three months ended June 30, 2000.

- A deposit of $10,000 for future improvements to the property in connection with the above office building acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reclassified and charged to discontinued operations during the three months ended June 30, 2000.

- Non-cash interest expense - During the quarter ended March 31, 2000, the Company was advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reclassified and reflected as non-cash interest expense during the three months ended June 30, 2000.

- Various general and administrative expenses related to the discounted operations such as rent and officers salary related to auto racing operations.

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

         In regard to the above situation, of the unauthorized issuance of common shares, the Company held a shareholder's meeting in July 2005 and authorized the following:

         - An increase in the authorized common shares from 25,000,000 to 500,000,000 shares.

         - The designation of 15,000,000 shares of Series A Convertible Preferred Stock ("Preferred A"), with a par value of $.001 per share. The holders of Preferred A have a right, at their option, to convert their shares into shares of common stock at a rate of 1 for 100. In addition, the Preferred A have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A.

         The Company is currently determining that all actions that it has taken in regards to the unauthorized issuance of the common shares, and any subsequent changes in the equity structure of the Company, have been in compliance with all federal and state laws and regulations.

(b) During the year ended December 31, 2005, the management of the Company pursued business opportunities in the energy sector. As of December 31, 2005 no definitive agreements had been reached with regard to potential acquisitions.

Item 2:           Management's Discussion and Analysis or Plan of Operations

Except as the context may otherwise require, all references in this report to
(a) "we," "us," "our," "Company," "NEC" or "March" refer to the operations of Bancorp International Group, Inc., NEC Properties, Inc., a Nevada corporation and its wholly-owned subsidiary, March Indy International, Inc., a Delaware corporation. and (b) "you" refers to the reader of this report, and (c) the "Web" refers to the World Wide Web.

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

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through June 30, 2000. Subsequent to June 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease.

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

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the three and nine months ended September 30, 2000, the Company has not complied with its reporting obligations, due to the unavailability of financial resources to pay the costs of compliance. However, the Company is now in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing and in order to become current.

Discontinued Operations:

During the quarter ended September 30, 2000 the Company discontinued its auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. Certain amounts in the prior period consolidated financials statements for the three months ended march 31, 2000, have been reclassified to conform to this presentation The Company recognized losses from discontinued operations for the three months ended March 31, 2000 as follows:


Equipment leasing expense                       (a)    $              150,000
Website expense of discontinued operation       (b)                    75,000
                                                                    ----------
                                                       $              225,000
                                                                    ==========

(a) The Company was obligated under an equipment lease which terminated in December 2000. The lease required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company has withheld payment of the remaining balance of $380,000 due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. As a result, the initial payment of $150,000 was charged to discontinued operations as of September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations.

Subsequent to March 30, 2000 in the quarter ended September 30, 2000 certain other assets and expenses were reclassified as discontinued including:

- March had recognized the contribution of certain fixed and intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars. The individuals that contributed these fixed and intangible assets received all the then outstanding shares of March. Subsequent to this asset transfer, March merged into the Company. These intangibles were valued at $2,791,428. In addition, contributed equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational. Upon the discontinuance of all racing related activities, any unexpensed intangible assets and the super bike was determined to be fully impaired and was written-off.

- A deposit on a building in Hallandale, Florida that in March 2000 the Company agreed to purchase for approximately $350,000, to which the Company made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. Accordingly, the $170,000 non-refundable down payment was reclassified and charged to discontinued operations during the three months ended June 30, 2000.

- A deposit of $10,000 for future improvements to the property in connection with the above office building acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reclassified and charged to discontinued operations during the three months ended June 30, 2000.

- Non-cash interest expense - During the quarter ended March 31, 2000, the Company was advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reclassified and reflected as non-cash interest expense during the three months ended June 30, 2000.

- Various general and administrative expenses related to the discounted operations such as rent and officers salary related to auto racing operations.

Operations:

The Company's continuing operations, as presented for the three months ended March 31, 2000, consisted primarily of a corporate nature such as legal, accounting and general corporate administrative matters. These corporate activities existed in the quarter ended March 31, 2000, as the Company was anticipating the commencement of auto racing operations, which were subsequently discontinued in quarter ended September 30, 2000. During the three months ended March 31, 2001 the Company incurred no corporate expenses as management had not determined a plan of operation for the Company.

Plan of Operation:

Since discontinuing its auto racing operations during the three and nine months ended September 30, 2000 and having been unable to have completed a planned merger with a financial institution, the Company has remained inactive and has not conducted any operations. During the year ended December 31, 2005, the management of the Company has pursued business opportunities in the energy sector. As of December 31, 2005 no definitive agreements had been reached with regard to potential acquisitions. In addition, as of the filing of this report, the Company is actively pursuing compliance for all their reporting obligations under the Securities Exchange Act of 1934.

Going Concern:

As reported in the accompanying financial statements, which have been prepared assuming that the Company will continue as a going concern, the Company has incurred a net loss of approximately $260,000 for the three months ended March 31, 2000. The Company had no operations for the quarter ended March 31, 2001. Additionally, the Company has no assets and a working capital deficiency of approximately $265,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Scope Limitation:

The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and has, therefore, not been able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000, and for all prior periods.

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

Item 3.           Defaults Upon Senior Securities

Not Applicable

Item 4.           Submission of Matters to a Vote of Securities Holders

In July 2005, the Company held a shareholders meeting, in light of the unauthorized issuance of common shares as discussed in Part II - Item 1. Legal Proceedings.

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

         The Commissions action alleges that the Company has been delinquent in its required reporting on Form 10-KSB for the years ended December 31, 2000 though 2004. In addition, the Company has failed to file its quarterly reports on Form 10-QSB for the quarter ended June 30, 2001 through September 30, 2005.

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





DATE: January 13, 2006                        /S/ TOM MEGAS
-------------------------                         ------------------------------
                                                  Tom Megas
                                                  Chief Executive Officer
                                                  Acting Chief Financial Officer