Form 10QSB
period 2001-06-30
MARCH INDY INTERNATIONAL INC
filed 2006-01-13
CIK 1076779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                       FOR THE QUARTER ENDED JUNE 30, 2001



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

                                                                      PAGE

Item 1.  Financial Statements (unaudited)

         Balance Sheet as of June 30, 2001..............................3

         Statements of  Operations  for the three
         and six months ended June 30, 2001 and 2000....................4

         Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000...................................5

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

Item 3.  Defaults Upon Senior Securities...............................14

Item 4.  Submission of Matters to a Vote of
         Securities Holders............................................14

Item 5.  Other Information.............................................15

Item 6.  Exhibits and Reports on Form 8-K..............................16

Signatures

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                           Consolidated Balance Sheet
                                 June 30, 2001
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

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Operations


                                                     Six Months Ended                   Three Months Ended
                                                         June 30,                             June 30,
                                                 2001              2000                2001              2000
                                           ----------------  ----------------   -----------------  ----------------
                                             (unaudited)        (unaudited)        (unaudited)       (unaudited)
Cost and  expenses:
        General and administrative         $             -   $       155,675    $             -    $       120,925
                                           ----------------  ----------------   ----------------   ----------------
           Total cost and expenses                       -           155,675                  -            120,925
                                           ----------------  ----------------   ----------------   ----------------
Net loss from continuing operation                       -           155,675                  -            120,925

Loss from discontinued operation                         -         2,791,003                  -          2,566,003
                                           ----------------  ----------------   ----------------   ----------------

Net loss                                   $             -   $     2,946,678    $             -    $     2,686,928
                                           ================  ================   ================   ================
Basic and Diluted loss per share:
        from continuing operation          $             -   $         (0.04)   $             -    $         (0.03)
        from discontinued operation        $             -   $         (0.75)   $             -    $         (0.66)
                                           ----------------  ----------------   ----------------   ----------------
Total net loss per share                   $             -   $         (0.79)   $             -    $         (0.69)
                                           ================  ================   ================   ================

Weighted average shares outstanding              4,029,916         3,752,281          4,029,916          3,891,169
                                           ================  ================   ================   ================

                See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Cash Flows



                                                                   Six Months Ended
                                                                       June 30,
                                                              2001                   2000
                                                     -------------------       -----------------
                                                         (unaudited)              (unaudited)
Cash flows from operating activities
     Net loss                                        $                -        $     (2,946,678)
     Adjustments to reconcile net loss to
        Loss from discontinued operations:
           Deposits on building                                       -                 180,000
           Website expense                                            -                  75,000
           Equipment leasing expense                                  -                 150,000
           Write-off of equipment                                     -                 330,400
           Write-off of intangible assets                             -               1,133,928
           Debt settlement in excess of debt value                    -                 897,500
           Accounts payable and accrued expenses -
           discontinued operation                                     -                  24,175
     Changes in assets and liabilities
         Accounts payable and accrued expenses                        -                 145,675
                                                     -------------------       -----------------
Net cash used in continuing operation                                 -                 (10,000)
Net cash used in discontinued operation
     Deposits on building                                             -                (180,000)
     Equipment leasing expense                                        -                (150,000)
     Website expense                                                  -                 (75,000)
                                                     -------------------       -----------------
Net cash used in operations                                           -                (415,000)
                                                     -------------------       -----------------

Cash provided by financing activities:
     Proceeds for advances from shareholders                          -                 415,000
                                                     -------------------       -----------------

Net decrease in cash                                                  -                       -

Cash - beginning of period                                            -                     200
                                                     -------------------       -----------------

Cash - end of period                                 $                -        $            200
                                                     ===================       =================

Supplemental disclosure of cash flow information:
  Non-cash investing and financing activities
    Common stock rescinded in connection with
    reverse merger                                   $                -        $            159
                                                     ===================       =================
    Common stock issued for settlement of advances
    from shareholders                                $                -        $        415,000
                                                     ===================       =================

                See notes to consolidated financial statements.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Form 10-QSB for the nine months ended September 30, 2000 including the financial statements and accompanying notes thereto for each filing.

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

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through June 30, 2000. Subsequent to June 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended June 30, 2000.

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

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and nine months ended September 30, 2000, the Company has not complied with its reporting obligations. However, the Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing and in order to become current.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $2,946,678 for the six months ended June 30, 2000. The Company had no operations for the six months ended June 30, 2001. Additionally, the Company has no assets and has a working capital deficiency of approximately $265,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. SCOPE LIMITATION

The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and was, therefore, not able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000 and for all prior periods.

5. DISCONTINUED OPERATIONS

During the quarter ended September 30, 2000 the Company's management decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. Certain amounts in the prior period consolidated financials statements for the three and six month ended June 30, 2000, have been reclassified to conform to this presentation. The following is a schedule of losses from such discontinued operations for the six and three months ended June 30, 2000:


                                             Six Months         Three Months
                                                Ended               Ended
                                             June 30, 2000      June 30, 2000
                                          -----------------    ---------------

Equipment leasing expense            (a)  $         150,000     $            -
Website expense                      (b)             75,000                  -
Write-off of equipment               (c)            330,400            330,400
Write-off of intangible              (c)          1,133,928          1,133,928
Forfeited deposit                    (d)            180,000            180,000
Non-cash interest expense            (e)            897,500            897,500
General and administrative expenses  (f)             24,175             24,175
                                           -----------------    --------------
                                           $       2,791,003    $    2,566,003
                                           =================    ==============

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company had withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment
         of  $150,000,   being  expensed  and   re-classified  to  discontinued
         operations for the six months ended June 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the six months ended June 30, 2000.

(c) March recognized the contribution of certain fixed and intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars. The individuals that contributed these fixed and intangible assets, received all the then outstanding shares of March. Subsequent to this asset transfer, March merged into the Company. These intangibles were valued at $2,791,428. In addition, contributed equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational.

         During the quarter ended June 30, 2000, the Company had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities.

         In addition to the equipment being written down, the Company originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was subsequently charged to discontinued operations in the quarter ended September 30, 2000.


(d) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment are reflected as discontinued operations during the six and three months ended June 30, 2000.

         In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reflected as discontinued operations during the six and three months ended June 30, 2000.

(e) Non-cash interest expense - During the quarter ended March 31, 2000, the Company was advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as non-cash interest expense during the six and three months ended June 30, 2000.

(f) The Company incurred various general and administrative expenses during the three and six months ended June 30, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected as discontinued for the six and three months ended June 30, 2000.

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

7.       SUBSEQUENT EVENTS

(a) During the quarter ended June 30, 2005, the Management of the Company became aware of the unauthorized issuance of approximately 243,842,000 shares of the Company's common stock to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell their unauthorized common shares on the open market. As per members of management of the Company, they are not aware of, nor do they have any related activities with these entities and individuals.

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

Item 2:  Management's Discussion and Analysis or Plan of Operation

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

Discontinued Operations:

During the quarter ended September 30, 2000 the Company discontinued its auto racing operations. The Company recognized losses from discontinued operations for the six months ended June 30, 2000 as follows:


                                             Six Months         Three Months
                                                Ended               Ended
                                             June 30, 2000      June 30, 2000
                                          -----------------    ---------------

Equipment leasing expense            (a)  $         150,000     $            -
Website expense                      (b)             75,000                  -
Write-off of equipment               (c)            330,400            330,400
Write-off of intangible              (c)          1,133,928          1,133,928
Forfeited deposit                    (d)            180,000            180,000
Non-cash interest expense            (e)            897,500            897,500
General and administrative expenses  (f)             24,175             24,175
                                           -----------------    --------------
                                           $       2,791,003    $    2,566,003
                                           =================    ==============

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company had withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment of $150,000, being expensed and re-classified to discontinued operations for the six months ended June 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the six months ended June 30, 2000.

(c) March recognized the contribution of certain fixed and intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars. The individuals that contributed these fixed and intangible assets, received all the then outstanding shares of March. Subsequent to this asset transfer, March merged into the Company. These intangibles were valued at $2,791,428. In addition, contributed equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational.

         During the quarter ended June 30, 2000, the Company had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities.

         In addition to the equipment being written down, the Company originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was subsequently charged to discontinued operations in the quarter ended September 30, 2000.

(d) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment are reflected as discontinued operations during the six and three months ended June 30, 2000.

         In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reflected as discontinued operations during the six and three months ended June 30, 2000.

(e) Non-cash interest expense - During the quarter ended March 31, 2000, the Company was advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 1,250,000 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as non-cash interest expense during the six and three months ended June 30, 2000.

(f) The Company incurred various general and administrative expenses during the three and six months ended June 30, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected as discontinued for the six and three months ended June 30, 2000.

Operations:

The Company's continuing operations, as presented for the six and three months ended June 30, 2000, include expenses primarily of a corporate nature such as legal, accounting and general corporate administrative matters. For the three and six month ended June 30, 2001 no expenses were incurred, as management had not determined a plan of operation for the Company.

Plan of Operation:

Since discontinuing its auto racing operations during the three and nine months ended September 30, 2000 and having been unable to complete a merger with a financial institution, the Company has remained inactive and has not conducted any operations. During the year ended December 2005, the management of the Company has pursued business opportunities in the energy sector. As of December 31, 2005 no definitive agreements had been reached with regard to potential acquisitions. In addition, as of the filing of this report, the Company is actively pursuing compliance for all their reporting obligations under the Securities Exchange Act of 1934.

Going Concern:

As reported in the accompanying financial statements, they have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $2,946,678 for the six months ended June 30, 2000. The Company had no operations for the six months ended June 30, 2001. Additionally, the Company had no assets and a working capital deficiency of approximately $265,000 at June 30, 2001. The Company also had no operations during the six months ended June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Scope Limitation:

The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and was, therefore, not able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000 and for all prior periods.

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

In September 2005, the Company filed a claim in the District Court of Oklahoma County, Oklahoma, styled Bancorp International Group, Inc. v. Mario A. Pino, an individual, Sam Deeb, an individual, Jean Carlos Medina, an individual, Charles Weller, an individual, Barkev Kibarian, an individual, Felica Morales, an individual, Clearstock, Inc., a Texas corporation, DealFlo, L.L.C., a New York Limited Liability Company, The Grace Trust a foreign trust, Global Consulting Group, a Maryland corporation, Intelligent Message Distributors, a Nevada corporation, and Wall Street Group, L.L.C., a Arizona limited liability company, Case No. CJ-2005-7459, seeking the return of the fraudulently issued common stock shares and the defendants' receipt of proceeds from the sale of these shares. Although management believes that a favorable outcome will be obtained, until finally resolved, no assurance of a favorable outcome can be provided. The Company has not recorded any provision in the event of an unfavorable outcome from this litigation.

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

         - Authorized the designation of 15,000,000 shares of Series A Convertible Preferred Stock ("Preferred A"), with a par value of $.001 per share. The holders of Preferred A have the right, at their option, to convert each share of the Preferred A into 100 shares of common stock. In addition, the holders of the Preferred A the right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A.

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

- On August 31, 2005 the Securities and Exchange Commission ordered the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), of trading of securities of the Company from 9:30a.m on August 31, 2005, and terminating at 11:59 p.m. on June 14, 2005.

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

         The Commissions action alleges that the Company has been delinquent in its required reporting on Form 10-KSB for the years ended December 31, 2000 though 2004. In addition, the Company failed to file its quarterly reports on Form 10-QSB for the quarter ended June 30, 2000 through September 30, 2005.

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