Form 10QSB
period 2001-09-30
MARCH INDY INTERNATIONAL INC
filed 2006-01-13
CIK 1076779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

                                                                      PAGE

Item 1.  Financial Statements (unaudited)

         Balance Sheet as of September 30, 2001.........................3

         Statements of  Operations  for the Three
         and Nine months ended September 30, 2001 and 2000..............4

         Statements of Cash Flows for the Nine months
         ended September 30, 2001 and 2000..............................5

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

Item 3.  Defaults Upon Senior Securities...............................14

Item 4.  Submission of Matters to a Vote of
         Securities Holders............................................14

Item 5.  Other Information.............................................15

Item 6.  Exhibits and Reports on Form 8-K..............................16

Signatures

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                           Consolidated Balance Sheet
                               September 30, 2001
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

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Operations


                                                     Nine Months Ended                   Three Months Ended
                                                       September 30,                        September 30,
                                                 2001              2000                2001              2000
                                           ----------------  ----------------   -----------------  ----------------
                                             (unaudited)       (unaudited)        (unaudited)        (unaudited)
Cost and  expenses:
        General and administrative         $             -   $       155,875    $             -    $           200
                                           ----------------  ----------------   ----------------   ----------------
           Total cost and expenses                       -           155,875                  -                200
                                           ----------------  ----------------   ----------------   ----------------
Net loss from continuing operation                       -          (155,875)                 -               (200)

Loss from discontinued operation                         -        (4,488,503)                 -         (1,697,700)
                                           ----------------  ----------------   ----------------   ----------------

Net loss                                   $             -   $    (4,644,378)   $             -    $    (1,697,700)
                                           ================  ================   ================   ================
Basic and Diluted loss per share:
        from continuing operation          $             -   $         (0.04)   $             -    $         (0.00)
        from discontinued operation        $             -   $         (1.17)   $             -    $         (0.42)
                                           ----------------  ----------------   ----------------   ----------------
Total net loss per share                   $             -   $         (1.21)   $             -    $         (0.42)
                                           ================  ================   ================   ================

Weighted average shares outstanding              4,029,916         3,847,280          4,029,916          4,029,916
                                           ================  ================   =================  ================

                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                      Consolidated Statements of Cash Flows



                                                                  Nine Months Ended
                                                                     September 30,
                                                             2001                    2000
                                                     -------------------       -----------------
                                                         (unaudited)              (unaudited)
Cash flows from operating activities
     Net loss                                        $                -        $     (4,644,278)
     Adjustments to reconcile net loss
        Loss from discontinued operations:
           Deposits on building                                       -                 180,000
           Website expense                                            -                  75,000
           Equipment leasing expense                                  -                 150,000
           Write-off of equipment                                     -                 330,400
           Write-off of intangible assets                             -               2,791,428
           Debt settlement in excess of debt value                    -                 897,500
           Accounts payable and accrued expenses -
           discontinued operation                                     -                  64,175
     Changes in assets and liabilities
         Accounts payable and accrued expenses                        -                 145,575
                                                     -------------------       -----------------
Net cash used in continuing operation                                 -                 (10,200)
Net cash used in discontinued operation
     Deposits on building                                             -                (180,000)
     Equipment leasing expense                                        -                (150,000)
     Website expense                                                  -                 (75,000)
                                                     -------------------       -----------------
Net cash used in operations                                           -                (415,200)
                                                     -------------------       -----------------

Cash provided by financing activities:
     Proceeds for advances from shareholders                          -                 415,000
                                                     -------------------       -----------------

Net change in cash                                                    -                    (200)

Cash - beginning of period                                            -                     200
                                                     -------------------       -----------------

Cash - end of period                                 $                -        $              -
                                                     ===================       =================



Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities     $                -        $            159
                                                     ===================       =================
     Common stock issued for settlement of advances
     from shareholders                               $                -        $        415,000
                                                     ===================       =================

                 See notes to consolidated financial statements.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 and the Company's Form 10-QSB for the nine months ended September 30, 2000 including the financial statements and accompanying notes thereto for each filing.

2. THE COMPANY

N.E.C. Properties, Inc. ("NEC") was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, on November 19, 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.

On November 10, 1999, NEC acquired all the outstanding stock of March Indy International, Inc. ("March") for 7,706,575 shares of NEC. March was incorporated in Delaware on November 24, 1998 ("inception"). For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of March, with March as the acquirer. The shares issued in the Transaction were treated as being issued for cash and have been shown as outstanding for all periods presented in the same manner as for a stock split.

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

During the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC, March or Bancorp are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and nine months ended September 30, 2001, the Company has not complied with its reporting obligations. However, the Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing and in order to become current.


3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $4,644,000 for the nine months ended September 30, 2000. Additionally, the Company has no assets and has a working capital deficiency of approximately $265,000 at September 30, 2001. The Company also had no operations during the nine months ended September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. SCOPE LIMITATION

The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and was, therefore, not able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000 and for all prior periods.

5. DISCONTINUED OPERATIONS

During the quarter ended September 30, 2000 the Company's management decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. The following is a schedule of losses from such discontinued operations for the nine and three months ended September 30, 2000:


                                               Nine Months       Three Months
                                                  Ended              Ended
                                              June 30, 2000     June 30, 2000
                                             ---------------   ---------------
Equipment leasing expense               (a)  $      150,000                 -
Website expense                         (b)          75,000                 -
Write-off of equipment                  (c)         330,400                 -
Write-off of intangible                 (c)       2,791,428         1,657,500
Forfeited deposit                       (d)         180,000                 -
Non-cash interest expense               (e)         897,500                 -
General and administrative expenses     (f)          64,175            40,000
                                             ---------------   ---------------
                                             $    4,488,503         1,697,500
                                             ===============   ===============

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company had withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment of $150,000, being charged to discontinued operations for the nine months ended September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the nine months ended September 30, 2000.

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

         During the quarter ended June 30, 2000, the Company had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations, for the nine months ended September 30, 2000, in conformance with the Company's cessation of all auto racing activities.

         In addition to the equipment being written down, the Company originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was charged to discontinued operations in the quarter ended September 30, 2000.

(d) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment is reflected as discontinued operations during the nine months ended September 30, 2000.

         In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reflected as discontinued operations during the nine months ended September 30, 2000.

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

(f) The Company incurred various general and administrative expenses during the three and nine months ended September 30, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected as discontinued for the three and nine months ended September 30, 2000.

6.       COMMON STOCK

On September 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective September 26, 2000. The financial statements herein give retroactive effect to this transaction.

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

(b) During the year ended December 2005, the management of the Company has pursued business opportunities in the energy sector. As of December 31, 2005 no definitive agreements have been reached with regard to potential acquisitions.

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

N.E.C. Properties, Inc. ("NEC") was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, on November 19, 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.

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

March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate.

In the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business.Henceforth NEC, March or Bancorp are to be referred to as the "Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and Nine months ended September 30, 2000, the Company has not complied with its reporting obligations, due to the unavailability of financial resources to pay the costs of compliance.

Discontinued Operations:

During the quarter ended September 30, 2000 the Company decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. The following is a schedule of losses from such discontinued operations for the nine and three months ended September 30, 2000:


                                               Nine Months       Three Months
                                                  Ended              Ended
                           June 30, 2000 June 30, 2000
                                             ---------------   ---------------
Equipment leasing expense               (a)   $     150,000                 -
Website expense                         (b)          75,000                 -
Write-off of equipment                  (c)         330,400                 -
Write-off of intangible                 (c)       2,791,428         1,657,500
Forfeited deposit                       (d)         180,000                 -
Non-cash interest expense               (e)         897,500                 -
General and administrative expenses     (f)          64,175            40,000
                                             ---------------   ---------------
                                             $    4,488,503         1,697,500
                                             ===============   ===============

(a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company had withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment of $150,000, being charged to discontinued operations for the nine months ended September 30, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

(b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the nine months ended September 30, 2000.

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

         During the quarter ended June 30, 2000, the Company had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations, for the nine months ended September 30, 2000, in conformance with the Company's cessation of all auto racing activities.

         In addition to the equipment being written down, the Company originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 has been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was charged to discontinued operations in the quarter ended September 30, 2000.

(d) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment is reflected as discontinued operations during the nine months ended September 30, 2000.

         In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was reflected as discontinued operations during the nine months ended September 30, 2000.

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

(f) The Company incurred various general and administrative expenses during the three and nine months ended September 30, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected as discontinued for the three and nine months ended September 30, 2000.

Operations:

The Company's continuing operations, as presented for the three and nine months ended September 30, 2000, include expenses primarily of a corporate nature such as legal, accounting and general corporate administrative matters. For the three and nine month ended September 30, 2001 no expenses were incurred, as management had not determined a plan of operation for the Company.

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

Going Concern:

As reported in the accompanying financial statements, they have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $4,644,000 for the nine months ended September 30, 2000. Additionally, the Company had no assets and a working capital deficiency of approximately $265,000 at September 30, 2001. The Company also had no operations during the nine months ended September 30, 2001. The Company also had no operations during the nine months ended September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

In August 2005, management of the Company became aware of the unauthorized fraudulent issuance of approximately 243,842,000 shares of the Company's common stock to various entitles and individuals for services and gifts, whereupon these entities and individuals attempted to sell these unauthorized common shares in the open market. Members of the Company's management do not have any relationships with the entities and individuals that were initially issued the unauthorized fraudulent issued shares.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to Part II - Item 1. Legal Proceedings and the unauthorized fraudulent issuance of shares of the Company's common stock.

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

Item 5.           Other Information

- On September 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective September 26, 2000. This 10-QSB filing and financial statements included therein, give retroactive effect to this transaction.

- On August 31, 2005 the Securities and Exchange Commission ordered the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), of trading of securities of the Company from 9:30 a.m on August 31, 2005, and terminating at 11:59 p.m. on September 14, 2005.

         Management believes that the above action was a result of the unauthorized issuance of shares of the Company's common stock and the attempt to sell such shares on the open market as discussed in Part II
         - Item 1. Legal Proceedings.

- In a previous press release on September 13, 2005 it was announced that the Company had entered into an agreement with CVG (Corporacion Venezuela de Guayana) of the Venezuelan government with regards to commercially develop gold deposits in the State of Bolivar. The management of the Company has no knowledge of this agreement, nor did it authorize the press release.

- On September 2, 2005 a press release was issued whereby it stated that the Company was active in negotiations to acquire gold deposits with an approximate value of one billion dollars (USD). The management of the Company has no knowledge of these negotiations, nor did it authorize the press release.

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

         The Commissions action alleges that the Company has been delinquent in its required reporting on Form 10-KSB for the years ended December 31, 2000 though 2004. In addition, the Company failed to file its quarterly reports on Form 10-QSB for the quarter ended March 31, 2002 through September 30, 2005.

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