Form 10KSB
period 2001-12-31
MARCH INDY INTERNATIONAL INC
filed 2006-05-03
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            ------------------------
                                   FORM 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the fiscal year ended December 31, 2000 and 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                            ------------------------

                        Commission File Number: 000-25261

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                 (Name of small business issuer in its Charter)

             NEVADA                                       88-0339817
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                              2800 Oklahoma Tower
                                 210 Park Avenue
                          Oklahoma City, Oklahoma 73102
                    (Address of principal executive offices)
                            (405) 238-8318
                          (Issuer's telephone number)
                            ------------------------
         Securities registered under Section 12(b) of the Exchange Act:

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.0001 Par Value
                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
subject to such filing requirements for the past 90 days.     Yes ____   No _X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes _X_  No ___

The issuer did not generate any revenue for the year ended December 31, 2001.

The aggregate market value of the issuer's common stock, $.001 par value, held by non-affiliates of the issuer as of March 15, 2006, was $198,395,672 based on the last reported sale price on February 22, 2006 of $0.008 as reported by the Electronic Quotation and Trading System for over-the-counter securities. As of March 15, 2006, 500,009,162 shares of the issuer's common stock, $.0001 par value, were outstanding.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                                   FORM 10-KSB
              For the Fiscal Year Ended December 31, 2000 and 2001

                                TABLE OF CONTENTS

Part I.
Item 1.      Description of Business...............................           3
Item 2.      Description of Property...............................           7
Item 3.      Legal Proceedings.....................................           7
Item 4.      Submission of Matters to a Vote of Security Holders...           8

Part II.
Item 5.      Market for Common Equity and Related Stockholder Matters         9
Item 6.      Management's Discussion and Analysis or Plan of Operation       12
Item 7.      Financial Statements .................................          15
Item 8.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure..............................          15
Item 8A.     Controls and Procedures...............................          15
Item 8B.     Other Information.....................................          16

Part III.
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.....          21
Item 10.     Executive Compensation................................          23
Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Shareholder Matters.......................          25
Item 12.     Certain Relationships and Related Transactions........          26
Item 13.     Exhibits..............................................          27
Item 14.     Principal Accountant Fees and Services................          28

SIGNATURES   ......................................................          29


           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.

                                     PART I

Item 1.  Description of Business

Overview

         N.E.C. Properties, Inc. ("NEC") was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100 for 1, thus increasing the number of then outstanding common shares to 1,860,000. In addition, at this time the Company also authorized a 1.77 for 1 forward stock split in anticipation of merger transaction with March Indy International, Inc. ("March"). The previously issued 1,860,000 common shares were now 3,292,200 common shares.

         On November 10, 1999, NEC acquired all the outstanding stock of March for 7,706,575 shares of NEC (the "Share Exchange") and March became a wholly-owned subsidiary of NEC. March was incorporated in Delaware on November 24, 1998 ("inception"). For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of March, with March as the acquirer. The shares issued in the Transaction were treated as being issued for cash and have been shown as outstanding for all periods presented in the same manner as for a stock split. Prior to the Share Exchange, on January 7, 1999, assets consisting of trademarks, trade names and other, intellectual property rights, designs and technology were transferred by Thomas Megas and Peter Voller to March in exchange for common stock shares of March.

         On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective September 26, 2000. The financial statements herein, and all matters discussed in this document going forward, give retroactive effect to this transaction. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,029,916.

         March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that March's operations, as intended, would cease to operate. Due to the cessation of operations, management determined that March was no longer engaged in development stage enterprise activities after September 30, 2000.

         During the quarter ended September 30, 2001, March/NEC changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service business. Bancorp did not complete the merger.

         Henceforth in this report NEC, March or Bancorp are referred to as the "Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

         On August 19, 2005, the Company's Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the "Certificate of Designation"). The Certificate of Designation sets forth the preferences and rights of the Company's 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the "Series A Preferred Stock").

         On August 21, 2005, we amended our Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at the shareholders meeting held on August 19, 2005.

         On January 6, 2006, we amended our Articles of Incorporation. This amendment increased the number of our authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at the shareholders meeting held on August 19, 2005.

         The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and nine months ended September 30, 2001, the Company has not complied with its reporting obligations. However, the Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing and in order to become current. The Company has not timely complied with its reporting obligations, due to the unavailability of financial resources to pay the costs of compliance.

Employees

         As of the date of this report, we have one full-time employee our chief executive officer, who currently forgoes any compensation. Our future performance depends in significant part upon the continued service of our chief executive officer.

              ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not adversely affect us:

          o    the market price of our common stock,

          o    any business activities undertaken in the future, or

          o    financial  condition  that  require   significant   reduction  or
               discontinuance of any future business activities and operations undertaken, or

          o    require us to seek a merger partner, or

          o require us to sell additional stock or other equity securities on terms that are highly dilutive to our shareholders, and may ultimately result in a decline in or complete loss of the value of our equity securities.

We are a "blank check company" and are not conducting any business activities and do not have any plan of operation to undertake a business activity and have substantial accumulated losses.

         During the quarter ended September 30, 2000, we discontinued our auto racing business activities and currently do not have any plans formulated to undertake another business activity. Company management is currently pursuing business opportunities in the energy sector, with no formal plans to date. We are confronted with the risks inherent in a start-up, development-stage enterprise. We have not realized any revenue from our discontinued operations and have incurred substantial losses. Our losses from discontinued operations have resulted in an accumulated deficit at December 31, 2001, of $4,801,378. We will continue to incur losses attributable to the administrative costs associated with a "blank check, publicly-held company." See "Item 6. Management's Discussion and Analysis or Plan of Operation." As is the case with any startup business enterprise, we will be required to make significant expenditures in the development of a business enterprise and may not realize revenue from those operations for a substantial period. Consequently, we anticipate continuing to incur significant and increasing losses in the foreseeable future until the time, if ever, that we are able to generate sufficient revenues to support our operations from a business enterprise we undertake. There is no assurance that we will ever obtain profitability and the failure to obtain profitability may result in the entire loss of investment in our common stock.

Our undertaking of future business enterprise and activity is substantially dependent upon Thomas Megas, our Chief Executive Officer, and his unavailability will have a material adverse effect on our ability to underake a future business enterprise.

         Our success depends to a significant degree upon the efforts, contributions and abilities of Thomas Megas, our chief executive officer, and largest beneficial owner of our common stock shares. Although there is no assure that the services of Mr. Megas will continue to be available to us. The loss of services of Mr. Megas could have a material adverse effect on our ability to assess the merits and potential of and undertake a future business enterprise.


We may not be able to obtain additional funding to meet our financial requirements, particularly those associated with the undertaking of a future business enterprise.

         Our ability to fund a future business enterprise we undertake depends upon our ability to obtain funds through equity financing, debt financing (including credit facilities) or the sale or syndication of some or all of our interests in certain projects or other assets associated with the business enterprise. If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, we may not be able to undertake the business enterprise or, if undertaken, continue the business enterprise. This lack of capital resource funding may ultimately result in the loss of investment in our common stock.

We may enter into sharing arrangements in conjunction with a future business enterprise, the negotiation of which may require significant costs and diversion of our time and resources that do not achieve the anticipated benefits.

         In connection with a business enterprise we undertake, we may enter into various cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand the business activities. We may not realize the benefits we anticipated when we entered into these arrangements. In addition, the negotiation of potential arrangements could require us to incur significant costs and cause diversion of management's time and resources. The costs of obtaining these sharing arrangements will increase our invested cost in the business activities without providing a correlating increase in the revenues; thus, adversely affecting the financial potential of the business activities.

In the event we undertake international business activities, we may be adversely affected by international developments, which may result in reduction of the revenue potential and adversely affect the financial performance of the business enterprise.

         We may engage in a business enterprise or activity outside the United States. As with any business operation and activities outside of the United States, there are a number of inherent risks, many of which are beyond our control, including:

          o    changes in local regulatory requirements;

          o changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and withholding taxes);

          o    differing degrees of protection of property rights;

          o    instability of foreign currencies, economies and governments;

          o    cultural barriers; and

          o    wars and acts of terrorism.

Any of these factors could have a material adverse effect on our ability to commence and continue the business enterprise undertaken, which may adversely affect the financial potential and success of the undertaken business enterprise.

If a market develops for our common stock, the public market prices and values may fluctuate widely.

         Although a market for our common stock shares previously existed, the trading volume has always been quite low or non-existent. Furthermore, we have been delinquent in the filing of our reporting requirements with the United States Securities and Exchange Commission required under the Securities Exchange Act of 1934 that has further contributed to the low or lack of, trading volume. If a market develops, the market price of our common stock may be subject to significant fluctuations in response to, and may be adversely affected by the nature of the business enterprise undertaken and the perceived potential profitability of the enterprise and

          o    variations in quarterly operating results of the enterprise,

          o    changes in earnings estimates by analysts,

          o developments within the industry of the business enterprise generally, and

          o    general stock market conditions.

If a market redevelops, our common stock will initially be traded on the over-the-counter market and will have a low trading volume that will increase the volatility of the market price and value of the common stock.

         In the event a market for our common stock develops, the common stock will be included in the over-the-counter market. The over-the-counter market is volatile and characterized as follows:

          o the over-the-counter securities are subject to substantial and sudden price increases and decreases,

          o at times the price (bid and ask) information for the securities may not be available,

          o if there is only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

          o the available offered price may be substantially below the quoted bid price.

Our common stock is subject to "penny stock" rules that impose additional duties and responsibilities on broker-dealers and salespersons making purchase recommendations and require purchasers to met certain qualifications, all of which materially limit or restrict the ability to resale the common stock in terms of resale prices and the ability to sell on a timely basis.

         If a market develops, our common stock will be subject to the "penny stock" rules. A "penny stock" is generally a stock that

          o    is only  listed  in "pink  sheets"  or on the  NASD OTC  Bulletin
               Board,

          o the high bid price for the common stock is less than $5.00, and less than two market makers are currently displaying bid and ask quotations at specified prices, or

          o is issued by a company with net tangible assets of less than $5 million (or after having been in existence for more than three years, less than $2 million) or

          o has average revenues during the previous three years of less than $6 million.

The penny stock trading rules will impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase a penny stock or the sale of a penny stock. Required compliance with these rules will materially limit or restrict

          o    the ability to resell our common stock, and

          o the liquidity typically associated with other publicly traded stocks may not exist.

We may issue additional common stock and preferred stock at prices and on terms determined by our board of directors, without shareholder consent or approval, that upon issuance may result in substantial dilution of our shareholders interests as well as the market price and value of our common stock and redeemable warrants.

         We have 2,000,000,000 shares of our common stock and 15,000,000 shares of Series A Preferred Stock (each convertible into 100 shares of our common stock) authorized for issuance. We have the right to offer these shares at offering prices to be determined in sole discretion of our board of directors. The sale of these shares may result in substantial dilution to our shareholders. Also the Series A Preferred Stock has rights superior to those of our common stock. These stock issuances may adversely affect the market price or value of our common stock.

Item 2.  Description of Property

Facilities

         Our corporate offices are located at 210 Park Avenue, Suite 2800, Oklahoma City, Oklahoma. These office facilities are provided without costs as an accommodation of our legal counsel, Dunn Swan & Cunningham. If, and when, we undertake a business development enterprise, we will relocate our offices to facilities that would then serve our needs, both in location and facility size.

Item 3.  Legal Proceedings

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as presented below, we are not currently a party to any legal proceedings.

         In August 2005, our management became aware of the unauthorized fraudulent issuance of approximately 243,842,000 shares of the Company's common stock (the "Wrongfully Issued Shares") to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell the Wrongfully Issued Shares in the open market. Members of the Company's management did not have any relationships with the entities and individuals that were initially issued the Wrongfully Issued Shares.

         In September 2005, the Company filed a civil action in the District Court of Oklahoma County, Oklahoma, styled Bancorp International Group, Inc. v. Mario A. Pino, an individual, Sam Deeb, an individual, Jean Carlos Medina, an individual, Charles Weller, an individual, Barkev Kibarian, an individual, Felica Morales, an individual, Clearstock, Inc., a Texas corporation, DealFlo, L.L.C., a New York Limited Liability Company, The Grace Trust a foreign trust, Global Consulting Group, a Maryland corporation, Intelligent Message Distributors, a Nevada corporation, and Wall Street Group, L.L.C., a Arizona limited liability company (the "Defendants"), Case No. CJ-2005-7459 (the "Civil Litigation"), seeking the return of the Wrongfully Issued Shares and the Defendants' receipt of proceeds from the sale of those shares.

         In the Civil Litigation the Company alleged that Mr. Pino individually and through various affiliated entities and co-conspirators, including the Wall Street Group, L.L.C., prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 common stock shares of the Company, the previously referred to Wrongfully Issued Shares, that were distributed to various individuals and entities, including the other Defendants. Capital Growth Financial, L.L.C. and JH Darbie & Co. intervened in the Civil Litigation (the "Intervenors") and alleged that the Company negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and the Company.

         In conjunction with the Civil Litigation, we reached an agreement with JH Darbie & Co., whereby the Company delivered 25,075,000 common stock shares to JH Darbie & Co. to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to JH Darbie & Co. to satisfy the requirements of Depository Trust Company ("DTC") until common stock shares eligible to be resold without restriction could be delivered by JH Darbie & Co. to cover its short position in the Company's common stock. Furthermore, JH Darbie & Co. placed in trust $72,500 to be used to pay the costs of registering the 25,075,000 common stock shares under the Securities Act of 1933, as amended (the "Securities Act"), and the applicable state securities laws in the event that registration was required.

         On January 11, 2006, the presiding Judge in the Civil Litigation entered an Order Approving Settlement Agreement (the "Order"). As a result of issuance of the Order, a settlement agreement (the "Settlement Agreement") became binding upon the Company and the Defendants Mario Pino, Barkev Kibarian, Juan Carlos Medina, Wall Street Group, L.L.C., Clearstock, Inc., Sam Deeb, Global Consulting Group., DealFlo, L.L.C., and Intelligent Message Distributors (the "Settling Defendants") and the Intervenors with an effective date of December 8, 2005.

         In accordance with the Settlement Agreement, the Company's claims against the Settling Defendants and the claims of the Settling Defendants against the Company were resolved by the exchange of release of claims, a release of the Wrongfully Issued Shares and payments to the Company in the aggregate sum of $171,546 from funds held at Capital Growth Financial, L.L.C. and the further agreement to pay an additional $277,093. Furthermore, the claims of the Intervenors against the Company were exchanged for the issuance of 25,025,000 shares of the Company's common stock to JH Darbie & Co. and 219,723,000 shares of the Company's common stock to Capital Growth Financial, L.L.C. for an aggregate sum of 244,748,000 common stock shares (the "Newly Issued Shares"). The Newly Issued Shares are required to be deposited with DTC by JH Darbie & Co. and Capital Growth Financial, L.L.C. in satisfaction of their short positions with companies through which securities purchase and sale transactions are cleared on behalf of JH Darbie & Co. and Capital Growth Financial, L.L.C. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act.

         In addition, Defendants Pino, Medina, Kibarian, Global Consulting Group, Intelligent Message Distributors and Wall Street Group, L.L.C. agreed to indemnify and hold harmless the Company against all actions, suits, proceedings, demands, and assessments brought by any past, present or future holder of the shares of common stock of the Company in connection with the Settlement Agreement and the various claims of the Company settled in the Settlement Agreement and any associated judgments, attorney's fees, costs and expenses.

         The Defendants, Grace Trust, Charles Weller, and Felica Morales ("Non-Settling Defendants"), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. However, the Company was granted judgments against the Non-Settling Defendants and the Company is negotiating settlements of the judgments with the Non-Settling Defendants, the outcome of which is uncertain as of the date of this report.

Item 4.  Submission of Matters to a Vote of Security Holders

         Other than those matters submitted at the shareholders meeting held on August 19, 2005, no matters were submitted to vote of our security holders during 2000, 2001, 2002, 2003, 2004 and 2005.

         Because of the unauthorized issuance of our common stock shares as discussed in Part I - Item 3. Legal Proceedings, at a special shareholders meeting held on August 19, 2005, the holders of our common stock approved the following:


                                                                     Number of Votes Cast
                                                              ---------------------------------
                                                                                                    Broker
                                                                For        Against    Abstained     Non-Votes
                                                              ---------    -------    ---------     ---------
Amendment of our Articles of Incorporation to                 3,659,311        --            --            --
increase the number of authorized common stock
shares from 25,000,000, to 500,000,000, $0.0001
par value

Amendment of our Articles of Incorporation to                 3,659,311        --            --            --
authorize 15,000,000 shares of preferred stock,
$0.001 par value

Amendment of our Articles of Incorporation to                 3,659,311        --            --            --
increase the number of authorized common stock
shares to 2,000,000,000, $0.0001 par value

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Lack of Market

         Prior to our common stock qualifying for quotation on the Over-the-Counter Bulletin Board (the "OTCBB") under the symbol "INDQ" in November 1999, the common stock only minimally traded and a trading market did not exist. In 2000 our common stock was removed from the OTCBB and all trading activity was quoted in the "pink sheets" and currently is reported under the symbol "BCIG."

         The following table presents the range of high and low bid prices per common stock share for the quarterly periods presented. The bid prices reflect inter-dealer prices, without mark-up, mark-down or commissions and may not present the actual price paid for the shares.

Quarter Ended:                                       Common Stock Bid Prices
                                                       Low            High
                                                   ---------     ------------
March 31, 2006...................................  $  0.0001     $    0.0300

December 31, 2005................................  $  0.0010     $    0.0200
September 30, 2005...............................  $  0.0010     $    0.0390
June 30, 2005....................................  $  0.0025     $    0.0813
March 31, 2005...................................  $  0.0400     $    0.0800

December 31, 2004................................  $  0.0200     $    0.0500
September 30, 2004...............................  $  0.0300     $    0.0300
June 30, 2004....................................  $  0.0300     $    0.0300
March 31, 2004...................................  $  0.0300     $    0.0300

December 31, 2003................................  $  0.0300     $    0.0500
September 30, 2003...............................  $  0.0500     $    0.0600
June 30, 2003....................................  $  0.0600     $    0.0600
March 31, 2003...................................  $  0.0600     $    0.0600

December 31, 2002................................  $  0.0600     $    0.0600
September 30, 2002...............................  $  0.0510     $    0.0600
June 30, 2002....................................  $  0.0500     $    0.1000
March 31, 2002...................................  $  0.1000     $    0.3000

December 31, 2001................................  $  0.2600     $    1.0100
September 30, 2001...............................  $  0.1000     $    2.0000
June 30, 2001....................................  $  0.0100     $    0.1500
March 31, 2001...................................  $  0.0200     $    0.1500

December 31, 2000................................  $  0.0310     $    0.2500
September 30, 2000...............................  $  0.2190     $    1.1880
June 30, 2000....................................  $  0.9390     $   11.2500
March 31, 2000...................................  $  9.0000     $   18.7500

December 31, 1999................................  $  3.8750     $    7.0000
September 30, 1999...............................  $      --     $        --
June 30, 1999....................................  $      --     $        --
March 31, 1999...................................  $      --     $        --

Dividend Policy

     We do not intend to pay and you should not expect to receive cash dividends on our common stock. Our dividend policy is to retain future earnings to support our business undertakings. If we were to change this policy, any future cash dividends will depend on factors deemed relevant by our board of directors. These factors will generally include future earnings, capital requirements and our financial condition. Furthermore, in the event we issue preferred stock shares, no dividends may be paid on our outstanding common stock shares until all dividends then due on our outstanding preferred stock will have been paid.

Holders of Equity Securities

     As of March 15, 2006, we had 81 record owners of our common stock shares and approximately 325 beneficial owners of our common stock.

Repurchase of Equity Securities

None

Securities Authorized for Issuance under Equity Compensation Plans

The Company has been unable to locate any accounting records for periods prior to January 1, 2000, including any signed and executed employment agreements. We believe that we had executed employment agreements with our President and CEO, our former Chairman of the Board and another former Board Member, our former director of racing operations. These agreements would have been entered into in the years ended December 31, 1999 and 2000. These agreements would have set salaries for these executives and granted them options as well. These options were not granted under a shareholder approved equity compensation plan. The Company does not have a shareholder approved equity compensation plans

The above three executives never received any compensation monetarily or in any equity form, for services under these agreements.

In the year ended December 31, 2001, the former Chairman of the Board and the other former Board Member, who was our former director of racing operations, resigned their Company positions and forfeited any entitlements or contractual obligations, employment or otherwise, that the Company had previously agreed to. In February 2006, the Company President and CEO relinquished the Company from any contractual compensation, either monetary, shares or options.

The following table sets forth as of December 31, 2005, 2004, 2003, 2002, 2001, and 2000 information related to each category of equity compensation plan, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans approved by our shareholders. All stock options, and rights to acquire our equity securities, are exercisable for, or represent the right to purchase our common stock. The following table, is what management believes would have been issued had the above employment agreements been in effect.


                                                     Number of
                                                 Securities to be
                                                    issued upon                               Number of securities
                                                    exercise of          Weighted-average      remaining available
                                                    outstanding         exercise price of      for future issuance
                                                 options, warrants     outstanding options,       under equity
Plan category                                       and rights         warrants and rights     compensation plans
-------------                                    -----------------     --------------------   --------------------
Equity compensation plans
approved by security holders:  None

Equity compensation plans
not approved by security holders:
     Employment Agreement
        with Robin Herd(1)................             400,000                    $1.00                      -
     Employment Agreement
        with Thomas Megas(2)..............             400,000                    $1.00                      -
     Employment Agreement
        with Stefan Johansson(3).........              150,000                    $1.00                      -

Total.....................................             950,000                                               -

--------------------
(1) On June 5, 2001, Mr. Herd released all of his contractual rights under his Employment Agreement with us, including the stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00.
(2) On February 23, 2006, Mr. Megas released all of his contractual rights under his Employment Agreement with us, including the stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00.
(3) On June 1, 2001, Mr. Johansson released all of his contractual rights under his Employment Agreement with us, including the stock options exercisable for the purchase of 150,000 shares of our common stock for $1.00.


Securities Sold Pursuant to Private Placement Offering

     Contribution of Operating  Assets.  - On January 7, 1999,  Thomas Megas and
Peter  Voller  in  exchange   for  all  the   existing   shares  of  March  Indy
International, Inc. ("March") transferred:

o their ownership interests in certain names, brands, designs and slot rights pertaining to the building of racing of motor cars in exchange and

o a two-wheeled "super bike" capable of speeds of up to 200 miles per hour that was intended to be entered in competitive racing events.

In connection with the contribution of these assets, March recorded the "super bike" at $330,440 as equipment and recorded the brands, designs and slot rights as a $2,791,428 intangible asset. As a result of our discontinuance of our racing activities in the third quarter of 2000, these assets became impaired and were written off in 1999 as part of the loss from discontinued operations.

         Acquisition of March Indy International, Inc. - On November 10, 1999, pursuant to an Agreement and Plan of Reorganization dated October 27, 1999, we exchanged 2,515,992 shares (2,569,001 shares prior, of which 53,009 were subsequently rescinded due to over-allotment; reflected for 1:3 reverse stock split on September 26, 2000) of our common stock shares for the issued and outstanding capital stock of March Indy International, Inc., a Delaware corporation ("March Delaware"). This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Discontinued Operations

         Since inception, we have not realized any revenue from operations. We discontinued our motor racing business activities in the third quarter of 2000 and have not undertaken any business activities since. Accordingly, all such activities are reflected as discontinued operations for all periods presented. Because we do not have any assets and do not conduct any business activities, we are classified as a "shell company." As of the date of this report, we have not developed a plan of operation.

The following is a schedule of losses from such discontinued operations for the year ended December 31, 2000:


Equipment leasing expense                                (a)   $     150,000
Website expense                                          (b)          75,000
Write-off of equipment                                   (c)         330,400
Write-off of intangible                                  (c)       2,791,428
Forfeited deposit                                        (d)         180,000
Non-cash interest expense                                (e)         897,500
General and administrative expenses                      (f)          64,175
                                                               --------------
                                                               $   4,488,503
                                                               ==============

(a) We were obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which we have paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that we failed to perform in accordance with the lease agreement. We have withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment of $150,000, being charged to discontinued operations for the year ended December 31, 2000. In December 2000 the equipment was repossessed by the leasing company. We believe that we have no further obligations under this lease.

(b) During the quarter ended March 31, 2000, we incurred $75,000 of expenses related to the development of a website showcasing our auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the year ended December 31, 2000.

(c) March, in connection with its formation, recognized the contribution of certain fixed and intangible assets including names, brands, designs and slot rights pertaining to the building and racing of motor cars. Mr. Thomas Megas, our Chief Executive Officer and Mr. Peter Voller contributed these fixed and intangible assets, and received all the then outstanding shares of March. Subsequent to this asset transfer, March merged into the Company. These intangibles were valued at $2,791,428. In addition, contributed equipment consisting solely of a two wheeled "Super Bike" capable of speeds up to 200 miles per hour was valued at $330,400. This bike was to be entered in competitive racing events. These assets were reflected at the time of merger at the shareholders' basis. Depreciation and amortization charges were to have commenced when the Company became operational.

     During the quarter ended June 30, 2000, we had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations, for the year ended December 31, 2000, in conformance with our cessation of all auto racing activities.

     In addition to the equipment being written down, the We originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 has been reclassified to discontinued operations in conformance with our cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was charged to discontinued operations in the year ended December 31, 2000.

(d) In March 2000, we agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. We failed to complete the purchase after having received a six-month extension. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment is reflected as discontinued operations during the year ended December 31, 2000.

     In connection with the above office building, we made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non-completion of the building acquisition, this deposit for improvements was written-off and reflected in discontinued operations for the year ended December 31, 2000.

(e) Non-cash interest expense - During the quarter ended March 31, 2000, we were advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, we repaid these advances with the issuance of 416,667 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as compensation expense during the year ended December 31, 2000.

(f) We have incurred various general and administrative expenses during the year ended December 31, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected in discontinued operations for the year ended December31, 2000.

Operations:

         The Company's continuing operations, as presented for the year ended December 31, 2000 and 2001, include expenses primarily of a corporate nature such as legal, accounting and general corporate administrative matters.

Going Concern

         As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2001 we incurred a loss from continuing operations and a net loss, of approximately $13,000. We incurred an operating loss from discontinued operations of approximately $4,488, 000, and a loss from continuing operations of $168,000, during the year ended December 31, 2000. In addition, at December 31, 2001 and 2000, we had no assets and working capital deficiencies of approximately $290,000 and $277,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Scope Limitation

         Our independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000. We were unable to provide accounting records to our independent registered auditors as of January 1, 2000, and for all prior periods.

12-Month Overhead Budget

         Our budgeted overhead expenses for the 12 months ending March 31, 2007 are as follows:

                                                                           12
Expenditure                                              Monthly         Months
---------------------------------------------------   -----------    -----------
Administrative expenditures:
   Executive officer compensation.................      $             $
   Administrative salaries........................         2,700          32,000
   Payroll taxes..................................         1,000          12,000
   Consulting fees................................
   Telephone......................................         3,000          36,000
   Rent...........................................         1,000          12,000
   Legal..........................................         8,300         100,000
   Accounting.....................................         7,500          90,000
   Public relations...............................         1,050          12,500
   Travel.........................................         8,750         105,000
   Health insurance...............................         2,500          30,000
   Automobile.....................................
   Miscellaneous..................................           800          10,000
                                                      -----------    -----------
      Total Administrative Expenditures...........      $ 36,600      $  439,500
                                                      ===========    ===========

     Additional Financial Commitments. - Other than our commitments discussed above, we do not have any capital commitments, nor do we have any plans to raise additional funds during the next 12 months.

Cautionary Statement Relating to Forward Looking Information

     We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:

o    discuss our future expectations;

o contain projections of our future operating results or of our future financial condition; or

o    state other "forward-looking" information.

         We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Readers are cautioned to consider the specific business risk factors described in the report and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Item 7.  Financial Statements

         Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 8.  Changes in and Disagreements with Accountants and Financial Disclosure

         There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants.

         On December 5, 2005, we engaged Sherb & Co., LLP ("Sherb"), subject to the completion of their due diligence, to become auditors commencing for the year ended December 31, 2000. Since last performed auditing services for us for the year ended December 31, 1999, our prior auditing firm, Feldman Sherb Horowitz & Co., P.C. ("FSH"), have dissolved its audit practice. Sherb's relationship to FSH, is that some of Sherb's partners were formerly partners in FSH. The current partners of Sherb did not have direct audit responsibilities associated with the accounting services provided to us while those current Sherb partners were employed at FSH.

         The report of FSH on our consolidated financial statements as of and for the year ended December 31, 1999, the period from November 24, 1998 (Inception) through December 1998, and the period from November 24, 1998 (Inception) through December 1999 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. During the aforementioned periods, there were no disagreements with FSH on any matters of accounting principles or practices financial statement disclosure, or auditing scope or procedure which, if not resolved to FSH satisfaction, would have caused FSH to make reference to the subject matter in connection with those periods; and there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-B.

Item 8A.  Controls and Procedures.

         Mr. Thomas Megas, our Chief Executive Officer and Acting Chief Financial Officer, is responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         Furthermore, Mr. Megas, our Chief Executive Officer and Acting Chief Financial Officer, is responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures

o    pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

         Our Chief Executive Officer and Acting Chief Financial Officer, based upon his evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully ineffective as of the last day of the period covered by this report and reported to our auditors and board of directors that there are no controls and procedures and internal control over financial reporting during the period covered by this report and that all of which materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, although the disclosure controls and procedures and internal controls over financial reporting were deficient and absent, there were no changes made in our disclosure controls and procedures, internal controls over financial reporting, or other factors that would eliminate the deficiencies in our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Although significant deficiencies or material weaknesses existed, no corrective actions were taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures because of the lack of required financial resources to correct such deficiencies and weaknesses.

Item 8B.  Other Information

         Except as described below, during the years ended December 31, 2000, 2001,2002, 2003, 2004 and 2005, we did not report any items on Form 8-K.

Change of Accountants

         On December 23, 2005, we reported on Form 8-K the change of our certifying accountants to Sherb & Co., LLP under Item 4. Change of Registrant's Certifying Accountants (see "Item 8. Changes in and Disagreements with Accountants and Financial Disclosure," above).

Amendments of Articles of Incorporation

         On August 19, 2005, the Company's Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the "Certificate of Designation"). The Certificate of Designation sets forth the preferences and rights of the Company's 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the "Series A Preferred Stock").

         On August 21, 2005, we amended our Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at the shareholders meeting held on August 19, 2005.

         On January 6, 2006, we amended our Articles of Incorporation. This amendment increased the number of our authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at the shareholders meeting held on August 19, 2005.

Material Modification to Rights of Security Holders

         Reverse Stock Split

         On June 17, 2000, our Board of Directors authorized a reverse stock split of 1 to 3 of our outstanding common stock. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,029,916. This document and the financial statements herein give retroactive effect to this transaction.

         Designation of the Series A Preferred Stock

         On August 19, 2005, the Company's Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the "Certificate of Designation"). The Certificate of Designation sets forth the preferences and rights of the Company's 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the "Series A Preferred Stock").

         The Series A Preferred Stock possess all such rights and privileges that are afforded to preferred stock by the Nevada General Corporation Law in the absence of any express grant or limitation of rights or privileges provided in the Certificate of Designation. The designations and the preferences, conversions and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of the shares of the Series A Preferred Stock are summarized below.

         Dividends. Dividends may be declared and paid or set apart for payment upon the Series A Preferred Stock out of our assets or funds legally available for the payment of dividends. Holders of the outstanding Series A Preferred Stock, as a class, will be entitled to receive, when and as declared by our Board of Directors, out of any funds legally available therefor, at a rate per share equal to the Set Conversion Rate as defined below. Dividends may not be declared and paid or set apart for payment upon our common stock unless all dividends then payable on the Series A Preferred Stock shall have been paid.

         Conversion Rights. The holders of shares of the outstanding Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of the Company's common stock, subject to the following terms and conditions:

o The shares of outstanding Series A Preferred Stock, at the option of the holders, may be converted into fully paid and non-assessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock.

o The outstanding Series A Preferred Stock is convertible at the office of the transfer agent for the Preferred Stock (the "Transfer Agent"), and at such other place or places, if any, as our Board of Directors may designate, into fully paid and non-assessable shares (calculated as to each conversion to the nearest 1/100th of a share) of common stock.

o The number of shares of common stock issuable upon conversion of each share of the outstanding Series A Preferred Stock is 100 shares of common stock (the "Set Conversion Rate"), subject to adjustment from time to time in certain instances as summarized below.

o No fractional shares of common stock will be issued, rather, one fractional share per holder will be rounded up to a whole share.

o Before any holder of shares of the Series A Preferred Stock may be converted into Common Stock, the holder must deliver the certificate or certificates evidencing the Series A Preferred Stock, duly endorsed and dated with a medallion signature guarantee, to the office of the Transfer Agent or at such other place or places, if any, as our Board of Directors designates and provided written notice to us that the holder elects to exercise the conversion rights.

o We will, as soon as practicable after receipt of notice of exercise of the conversion rights, issue and deliver at office of the Transfer Agent to the holder of shares of the Series A Preferred Stock certificates for the number of full shares of common stock to which the holder is entitled to receive.

o Shares of the Series A Preferred Stock will be deemed converted into common stock at the close of business on the date of the medallion signature guarantee on the certificate surrendered for conversion provided the certificate is received by the Transfer Agent within 10 business days following the date, and the person or persons entitled to receive the common stock issuable upon conversion will be treated for all purposes as the record holder or holders of the common stock as of the close of business on that date.

         Adjustments of the Set Conversion Rate. The Set Conversion Rate in effect at the time of the record or effective date for the following events will be proportionately adjusted so that the holder of any share of the outstanding Series A Preferred Stock surrendered for conversion after that time will be entitled to receive the kind and amount of shares that the holder would have owned or would have been entitled to receive had the Series A Preferred Stock been converted immediately prior to that time in the event we:

o        declare a dividend on common stock in shares of our capital stock;

o        subdivide our outstanding shares of common stock;

o combine our outstanding shares of common stock into a smaller number of shares; or

o issues by reclassification of our common stock (including any such reclassification in connection with a consolidation or merger in which we are the continuing corporation) any shares of our capital stock.

The adjustment will be made successively whenever any event listed above occurs. In the event we distribute to all holders of our common stock (including any such distribution made in connection with a consolidation or merger in which we are the continuing corporation) evidences of our indebtedness or assets (excluding dividends or other distributions paid out of earned surplus) or subscription rights or warrants, the Set Conversion Rate will be adjusted so that the Set Conversion Rate will equal the price determined by multiplying the Set Conversion Rate in effect immediately prior to the close of business on the date fixed for the determination of stockholders entitled to receive such distribution by a fraction of which the numerator shall be the Current Market Price per share of the Common Stock on the date fixed for such determination less the then fair market value (as determined by our Board of Directors, whose determination shall be conclusive and described in a Board Resolution filed with the Transfer Agent) of the portion of the assets or evidences of indebtedness so distributed applicable to one share of common stock and the denominator shall be the current market price per share of the common stock, the adjustment will become effective immediately prior to the opening of business of the day following the date fixed for the determination of stockholders entitled to receive the distribution. All calculations related to adjustment of the Set Conversion Rate will be made to the nearest cent or the nearest 1/100th of a share, as the case may be.

         In case we consolidate or merge with or into any other corporation (other than a consolidation or merger in which we are the continuing corporation), or in case of any sale or transfer of all or substantially all of our assets, the holder of each share of the outstanding Series A Preferred Stock will after the consolidation, merger, sale or transfer have the right to convert the share of the Series A Preferred Stock into the kind and amount of shares of stock and other securities and property that the holder would have been entitled to receive upon the consolidation, merger, sale or transfer if the holder had held the common stock issuable upon the conversion of the share of the Series A Preferred Stock immediately prior to the consolidation, merger, sale or transfer.

         In the event of an adjustment to the Set Conversion Rate, the holder of the Series A Preferred Stock surrendered for conversion will become entitled to receive any securities other than shares of common stock, thereafter the amount of the other securities receivable upon conversion of any share of the Series A Preferred Stock will be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the common stock on like terms to the other securities.

         No adjustment in the Set Conversion Rate will be required unless the adjustment would require a change of at least 1%; provided, however, that any adjustments that are not required to be made will be carried forward and taken into account in any subsequent adjustment.

         In the event of an adjustment of the Set Conversion Rate we will promptly file with the Transfer Agent a certificate of the treasurer of the Company setting forth the adjusted Set Conversion Rate and showing in reasonably detail the facts upon which the adjustment is based, including a statement of the consideration received or to be received by us for any shares of common stock issued or deemed to have been issued. We will provide a notice to the holders of the outstanding Series A Preferred Stock stating that the Set Conversion Rate has been adjusted and setting forth the adjusted Set Conversion Rate. The notice is required as of the opening of business on the 10th day after mailing and no further notice will be required.

         In each of the following instances we will file with the Transfer Agent and will mail, first class postage prepaid, to the holders of the outstanding Series A Preferred Stock, at least 10 days prior to the applicable record date, a notice stating the date on which a record is to be taken for the purpose of any distribution or rights, or, if a record is not to be taken, the date on which the holders of common stock entitled to such distribution or rights are to be determined, or the date on which the reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date on which it is expected that holders of common stock will be entitled to exchange their common stock for securities or other property deliverable upon the reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up:

o If we were to authorize the distribution to all holders of our common stock of evidences of its indebtedness or assets (other than dividends or other distributions paid out of earned surplus); or

o If we were to authorize the granting to the holders of our common stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights; or

o In the event of any reclassification of our common stock (other than a subdivision or combination of its outstanding shares of common stock), or of any consolidation or merger to which we are a party and for which approval of our stockholders is required, or of the sale or transfer of all or substantially all of our assets; or

o In the event of any reclassification or our voluntary or involuntary dissolution, liquidation or winding up.

         Except as described, the holders of the Series A Preferred Stock are neither greater than nor less than, but entirely consistent with, the rights of the holders of our common stock.

     Required Corporate Actions. - We are required at all times to reserve, keep available and be prepared to issue, free from any preemptive rights, out of our authorized but unissued common stock, solely for the purpose of effecting conversion of the Series A Preferred Stock, the full number of shares of common stock issuable upon the conversion of all outstanding Series A Preferred Stock. We agreed to take all necessary actions to amend our Certificate of Incorporation to increase the authorized amount of our common stock if at any time the authorized amount of our common stock remaining unissued is not sufficient to permit the conversion of all outstanding Series A Preferred Stock. Furthermore, we will, if any shares of common stock required to be reserved for issuance upon conversion of the Series A Preferred Stock, require registration with or approval of any governmental authority under any federal or state law before the Series A Preferred Stock shares may be issued upon conversion, endeavor to cause those shares to be registered or approved as expeditiously as possible.

      We agreed to pay any and all taxes that may be payable in respect of the issue or delivery of shares of common stock on conversion of shares of the Series A Preferred Stock. We are not, however, required to pay any tax that may be payable in respect of any transfer involved in the issue or transfer and delivery of shares of our common stock in a name other than the name in which the converted shares of the Series A Preferred Stock were registered, and no issue or delivery will be made unless and until the person requesting the issue has paid the amount of any that tax or has established to our satisfaction that the tax have been paid.

      Whenever reference is made to the issuance or sale of shares of common stock, the term "common stock" includes any stock of any class we are authorized to issue other than preferred stock of any class with a fixed (absolutely or by reference to an adjustment formula) limit on dividends and a fixed amount payable in the event of our voluntary or involuntary liquidation, dissolution or winding up.

      Voting Rights. - Each share of the Series A Preferred Stock has voting rights equal to the 100 shares of common stock.

      Liquidation Rights. - In the event of our liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of our common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.

Issuance of Unregistered Equity Securities

         As disclosed above under "Item 3. Legal Proceedings," pursuant to the Settlement Agreement, we issued 25,025,000 shares of the Company's common stock to JH Darbie & Co. and 219,723,000 shares of the Company's common stock to Capital Growth Financial, L.L.C. for the aggregate sum of 244,748,000 common stock shares (the "Newly Issued Shares"). The Newly Issued Shares were required to be deposited with Depository Trust Company in satisfaction of their short positions with companies that clear securities purchase and sale transactions on behalf of JH Darbie & Co. and Capital Growth Financial, L.L.C. The Newly Issued Shares were issued in accordance with the registration exemption afforded under
Section 3(a)(10) of the Securities Act.

         The Newly Issued Shares were issued in exchange for release of the securities and registration claims alleged in the Civil Litigation and in exchange for the Wrongfully Issued Shares and the agreed payment to the Company of $171,546 from funds held at Capital Growth Financial, L.L.C. and agreement to pay an additional $277,093 by the Settling Defendants in release of alleged claims against the Company. In connection with the issuance of the Newly Issued Shares, no commissions or other remuneration were paid; however, from the cash payment received by the Company pursuant to the Settlement Agreement, the attorney fees and other related costs of the Civil Litigation will be paid and these are estimated to total $45,000.

         On January 4, 2006, our Board of Directors authorized the issuance of :

o 251,231,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. These costs consisted of $33,000 paid to consultants for their providing of accounting services and $3,925 for travel expenses. The shares had a market value of $502,462; the excess of market value, over the expenses reimbursed, in the amount of $465,537 will be reflected as compensation expense. Mr. Megas serves as our Chairman of the Board of Directors and Chief Executive Officer. Furthermore, our Board of Directors authorized the issuance of

o 7,500,000 shares of our Series A Preferred Stock to Mr. Megas in reimbursement of $223,247 in costs and expenses incurred by Mr. Megas on our behalf during the year ended December 31, 2000 through January 2006. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,276,753 will be reflected as compensation expense.

o 7,500,000 shares of our Series A Preferred Stock to a major shareholder in reimbursement of $242,775 in costs and expenses incurred by the major shareholder on our behalf during the year ended December 31, 2000 through January 2006. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,267,728 will be reflected as compensation expense.

These shares were issued to Messrs. Megas and to the major shareholder pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D. Both Mr. Megas and the major shareholder qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D. No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock and Series A Preferred Stock to Mr. Megas and the major shareholder.

We are currently evaluating if any of these issuances have caused us to have issued equity instruments that have the potential to be converted into more shares than the Company has authorized. If such a situation resulted, we would have to record the fair value of convertible instruments as a derivative liability, which would be recognized as other expense in the Company's statements of operations. Any subsequent increase or decrease in the fair value of the derivative liability would be recognized as an adjustment to other expense, or other income, until such time as we cured our deficiency in our number of authorized shares.

PART III

Item 9. Directors, Executive Officers, Promoters and Controlled Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors and Executive Officers

         Set forth below is certain information with respect to our executive officers and directors. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. Our Bylaws provide that the Board of Directors shall consist of such number of members as the Board of Directors may from time to time determine by resolution or election, but not less than two. Our Board of Directors currently consists of two individuals.

          Name                      Age      Position
---------------------------------   ---      -----------------------------------
Robin Herd(1)....................    65      Former Chairman of the Board

Thomas Megas.....................    61      Chairman of the Board of Directors,
                                             Chief Executive Officer, President,
                                             and Acting Chief Financial Officer

Marina Puig......................    55      Former Secretary, Treasurer and
                                             Director

Martin Duffy.....................    60      Director

Damian Manestar..................    47      Former Director

Stefan Johansson(2)..............    48      Former Director
------------

     (1) On June 5, 2001, Mr. Herd resigned as our Chairman of the Board of Directors and released all of his contractual rights under his Employment Agreement with us.

     (2) On June 1, 2001, Mr. Johansson resigned as one of our Directors and released all of his contractual rights under his Employment Agreement with us,

         The following is a brief description of the business background of our executive officers and directors during 2000 through 2005:

         Robin Herd served as our Chairman of our Board of Directors from our inception until June 5, 2001. From 1990 to 1999, Mr. Herd founded and operated RHL, a privately-held company, that provided consulting and training for Formula One race car drivers. In 1970, Mr. Herd founded the original "MARCH" team, which won numerous Indy and European championships as well as capturing the Oldsmobile land speed record in 1987 with A.J. Foyt. Mr. Herd is noted for his racing car designs as well as having designed the "Wings of the Concord" for which he was awarded Britain's highest design award, the Edinburgh Design Trophy in 1985. Mr. Herd was also awarded "Commander of the British Empire (C.B.E.) by Queen Elizabeth in 1985 and was nominated for the Satellite Sports Oscar in 1993 for Eurosport Indy Series 1993. Mr. Herd earned his Engineering Degree in 1961 from St. Peters College at Oxford University.

         Thomas Megas is one of our founders and has served as President, Chief Executive Officer and a member of the Board of Directors since inception, and also serves as Chairman of the Board of Directors (since June 5, 2001) and our Acting Chief Financial Officer. From 1992 to 1998, Mr. Megas served as Director of March Europe and as consultant to companies in the design and development of racing cars in Formula One and other Formula One competitors. Mr. Megas has previously been involved in hotel ownership and commercial real estate development in Europe from 1991 to 1999. Mr. Megas earned his B.A. from London University in 1962 in Banking and Finance and his M.B.A. from the Wharton School of the University of Pennsylvania in 1969.

         Stefan Johansson was appointed to serve as one of our Directors and the Director of Racing in January 2000 and held those positions until June 1, 2001. For over two decades, Mr. Johansson has been one of the top racing drivers in the world of international motorsports and has driven for some of the most prestigious teams and manufacturers including Ferrari, McLaren, Porsche, Mercedes, Toyota, Nissan and Mazda. Mr. Johansson has been successful in Formula One, Indy Cars and LeMans-style sports cars; with recent wins in the 12 hours of Sebring (Ferrari) in 1997 and in 1999 the 24-Hours of LeMans for Porsche.

         Marina Puig has served as one of our Directors since our inception. From 1989 to 1992, Ms. Puig served as a Director of March Racing in the United Kingdom, which was involved in motorsport racing, designing and building Formula one race chassis and race cars for the top Formula One competitors. Prior to her involvement in the racing industry, she was a race car enthusiast and professional homemaker. Ms. Puig received a B.A. in Education from Harrow College of Further Education in 1970 and an M.A. degree from Hendron College of Technology in 1972.

         Martin Duffy has served as one of our Directions since November 1999. He has been involved in auto racing chassis design and construction since 1992 when he became a Director of March, Europe. Mr. Duffy is a banker by profession and from 1990 to 1995 was a Director of RA Coleman International, an investment-banking group in the U.K. From 1961 to 1981, Mr. Duffy served as Bank Manager and Financial Consultant for National Westminster Bank PLC. Mr. Duffy completed his education in Banking with National Westminster Bank in 1960.

         Damian Manestar has served as one of our Directors since January, 2000 and since 1980 has been President and Chief Operating Officer of Manester Enterprises, Ltd., a designer and developer of sports complexes, sports and fitness centers and facilities. Mr. Manester attended the Zagreb Institute of Further Education in Yugoslavia in 1997 and has attended various seminars and monitored courses in EC.

Director Compensation

         We do not compensate Directors for serving on our Board of Directors or attending meetings of the Board or any committee of the Board. Directors who are also our employees receive no additional compensation for serving as directors. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

         We believe that each person who, at any time during 2000 through 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock failed to comply with the filing requirements of Section 16(a).

Item 10.  Executive Compensation

The Company has been unable to locate any accounting records for periods prior to January 1, 2000, including any signed and executed employment agreements. We believe that we had executed employment agreements with our President and CEO, our former Chairman of the Board and another former Board Member, our former director of racing operations. These agreements would have been entered into in the years ended December 31, 1999 and 2000. These agreements would have set salaries for these executives and granted them options as well. These options were not granted under a shareholder approved equity compensation plan. The Company does not have a shareholder approved equity compensation plans

In the year ended December 31, 2001, the former Chairman of the Board and the other former Board Member, who was our former director of racing operations, resigned their Company positions and forfeited any entitlements or contractual obligations, employment or otherwise, that the Company had previously agreed to. In February 2006, the Company President and CEO relinquished the Company from any contractual compensation, either monetary, shares or options.

The following table sets forth, had the above employment agreements been in effect during the years ended December 31, 2005, 2004, 2003, 2002 and 2001, the total cash compensation, paid or accrued, to our chief executive officer and former chairman for the board. These executives never received any compensation monetarily or in any equity form, for services under these agreements.

                                             Summary Compensation Table

                                                                            Annual Compensation(1)
Name and Principal Position                                         Year                   Bonus(3)
                                                                            Salary(2)
Robin Herd(4)....................................................   2001    $ 104,167      $ -
   Former Chairman of the Board of Directors                        2000    $ 145,833      $ -
                                                                    1999    $    -         $ -
Thomas Megas(4)(5)...............................................   2005    $ 831,875      $ -
  Chairman of the Board of Directors, Chief Executive Officer,      2004    $ 756,250      $ -
  President and Acting Chief Financial Officer                      2003    $ 687,500      $ -
                                                                    2002    $ 625,000      $ -
                                                                    2001    $ 468,750      $ -
                                                                    2000    $ 145,833      $ -
                                                                    1999   $     -         $ -

----------------

(1) Messrs. Megas and Herd did not receive any additional non-cash compensation, perquisites and other personal benefits that during each of 2005, 2004, 2003, 2002, 2001, 2000 and 1999.
(2) Dollar value of base salary (both cash and non-cash) potentially earned during the year.
(3) Dollar value of bonus (both cash and non-cash) potentially earned during the year.
(4) On June 5, 2001, Mr. Herd resigned as our Chairman and Mr. Megas assumed the position of Chairman of the Board of Directors. Mr. Herd forfeited any entitlements or contractual obligations, employment or otherwise, that the Company had previously agreed to
(5) On February 23, 2006, Mr. Megas released us from our obligations under Mr. Megas' Employment Agreement without payment of the accrued salary set forth in this table.

Employment Arrangements and Lack of Keyman Insurance

     In 1999, we entered into long-term employment agreements with each of Messrs. Herd, Megas and Johansson, a summary of the material terms is set forth below.

     We believe the agreement with Mr. Herd had an initial three-year term, extendable by agreement for an additional two-year term and then additional one-year terms. This agreement provides for compensation to begin June 1, 2000 at a rate of $250,000 per year, to be increased by $50,000 after the first year, by an additional $100,000 after the second year, by an additional $100,000 after the third year and ten percent (10%) per year increases thereafter. Pursuant to the agreement, Robin Herd was to be granted options to purchase 400,000 shares of common stock for$1.00 per share, the options are exercisable for the purchase of 100,000 shares on June 1, 2000, 50,000 shares on November 30, 2000, 50,000 shares on May 31, 2000, 50,000 shares on November 30, 2001 and 150,000 shares on May 31, 2002. On June 5, 2001, Mr. Herd released us from all obligations under his employment agreement, including the stock options described above.

     We believe the agreement with Mr. Megas has an initial term of three years that is extendable by agreement for an additional two-year term and then additional one-year terms thereafter. The agreement provides for compensation to begin June 1, 2000 at a rate of $250,000 to be increased by $125,000 after the first year, by an additional $225,000 after the second year and after the third year by ten percent (10%) per year increases thereafter. Pursuant to the agreement, Mr. Megas is to be granted stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00 per share, the options are exercisable for the purchase of 100,000 shares on June 1, 2000, 50,000 shares on November 30, 2000, 50,000 shares on May 31, 2000, 50,000 shares on November 30, 2001 and 150,000 shares on May 31, 2002. On February 23, 2006, Mr. Megas released us from all obligations under his employment agreement, including the stock options described above and his accrued unpaid salary.

     We Believe the agreement with Mr. Johansson has an initial four-year terms with compensation to begin June 1, 2000 at a rate of $125,000 in the first year, $175,000 in the second year, $200,000 in the third year, $250,000 in the fourth and fifth years and a ten percent (10%) increase for any years thereafter. In addition, Mr. Johansson is entitled to certain commissions on the sales of sponsorships. Pursuant to the agreement, Mr. Johansson is to be granted options exercisable for the to purchase 150,000 shares of common stock at a $1.00 per share, the options are exercisable for the purchase of 25,000 shares on June 1, 2000, 25,000 shares on November 30, 2000, 25,000 shares on May 31, 2000, 25,000 shares on November 30, 2001 and 50,000 shares on May 31, 2002. On June 1, 2001, Mr. Johansson released us from all obligations under his employment agreement, including the stock options described above.

     We do not maintain any insurance covering the disability or life of our executive officers and directors.


Loss of Key Personnel

         Our success depends to a significant degree upon the efforts, contributions and abilities of our management. Although we have employment agreements with Mr. Megas, the loss of his services could have a material adverse effect on future business activities.

Equity Compensation Plans

         We have not established or entered into any equity compensation plans. For information related to our common stock authorized for issuance under equity compensation plans, see Item 5. Market for Common Equity and Related Stockholder Matters, above.

Director Liability and Indemnification

         As permitted by the provisions of the Nevada Revised Statues, our Articles of Incorporation (the "Articles") eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director (i) for a breach of the director's duty of loyalty to us or our shareholders; (ii) for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for liability arising under the
Section 78.300 of the Nevada Revised Statues (relating to the declaration of dividends and purchase or redemption of shares in violation of the Nevada private corporation laws); or (iv) for any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or the rights of our shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

         Our Articles of Incorporation and Bylaws provide that we will indemnify our directors and officers. Under such provisions, any director or officer, who in his or her capacity as an officer or director, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to our best interest. The Bylaws further provide that this indemnification is not exclusive of any other rights that an officer or director may be entitled. Insofar as indemnification for liabilities arising under the Bylaws or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

         For information related to our common stock authorized for issuance under equity compensation plans, see Item 5. Market for Common Equity and Related Stockholder Matters, above.

Security Ownership of Certain Beneficial Owners and Management

         The following table presents certain information regarding the beneficial ownership of our common stock as March 15, 2006, and as adjusted to give effect to this offering and exercise of the warrants, stock options and conversion rights under our Preferred Stock, of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see "Item 10. Executive Compensation -- Director and Executive Officer Compensation") and (iii) all of our current executive officers and directors as a group, together with their percentage holdings of the beneficially owned shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options and warrants) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.


                                                                                        Shares
                                                                                     Beneficially     Ownership
Name and Address of Beneficial Owner                                                   Owned(1)       Percent(2)

Thomas Megas(3)..................................................................... 1,001,964,571          80.15
    15 Onslow Gardens, Flat Seven
    London, England SW7 3AW

Abraham International Holdings, SA(4)...............................................  1,001,964,571         80.15
    15 Onslow Gardens, Flat Seven
    London, England SW7 3AW

Stewart Sytner(5)...................................................................    750,296,693          60.02
    1800 Rockaway Avenue (Suite 100)
    Hewlett, N.Y. 11557
Robin Herd(6)......................................................................         466,963           .09

Stefan Johansson(7).                                                                        100,000           .02

Marina Puig(8).                                                                              78,334           .02

Damian Manestar(9)                                                                          100,000           .02

Martin Duffy(10)                                                                             33,334           .01

Executive Officers and Directors as a group
    (two individuals)(11)...........................................................  1,002,297,905         80.16

------------

(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person or members of a group to acquire them within 60 days are treated as outstanding for determining the amount and percentage of common stock owned by such person. To the our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.
(2) Rounded to the nearest one-hundredth of one percent, based upon 500,009,162 shares of common stock outstanding, plus a potential of 750,000,000 common shares into which 7,500,000 shares of preferred stock owned by Mr. Megas are convertible into.
(3) Mr. Megas is our Chief Executive Officer, President, Acting Chief Financial Officer and one of our Directors. Because Mr. Megas controls Abraham International Holdings, SA, the shares beneficially owned by Mr. Megas and Abraham International Holdings, SA are aggregated. The number of shares and the percentage include 251,231,084 shares owned by Abraham International Holdings, SA and 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Megas are convertible.
(4) Because Thomas Megas controls Abraham International Holdings, SA the shares beneficially owned by Mr. Megas and Abraham International Holdings, SA are aggregated. The number of shares and the percentages include 733,487 shares owned by Thomas Megas and 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Megas are convertible.
(5) The number of shares and the percentage include 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Sytner are convertible.
(6)  Mr. Herd formerly served on our Board of Directors as Chairman.
(7)  Mr. Johansson formerly served on our Board of Directors.
(8)  Ms. Puig formerly served on our Board of Directors.
(9)  Mr. Manestar formerly served on our Board of Directors.
(10) Mr. Duffy is one of our Directors.
(11) The number of shares and the percentage include 251,231,084 shares owned by Abraham International Holdings, SA which is controlled by Mr. Megas and 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Megas are convertible.

Item 12.  Certain Relationships and Related Transactions

         Contained below is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during six years ending December 31, 2005. These transactions will continue in effect and may result in conflicts of interest between these individuals and us. Although our officers and directors have fiduciary duties to our shareholders and us, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

         On January 7, 1999, Thomas Megas and Peter Voller, in exchange for shares of our common, stock transferred to us

o their ownership interests in certain names, brands, designs and slot rights pertaining to the building of racing of motor cars in exchange and

o a two-wheeled "super bike" capable of speeds of up to 200 miles per hour that was intended to be entered in competitive racing events.

In connection with the contribution of these assets, we recorded the "super bike" at $330,440 as equipment and recorded the brands, designs and slot rights as a $2,791,428 intangible asset, representing the invested costs of Messrs. Megas and Voller in the transferred assets. As a result of our discontinuance of our racing activities in the third quarter of 2000, these assets became impaired and were written off in 2000 as part of the loss from discontinued operations.

         In 1999, we entered into an Employment Agreements with Robin Herd, Thomas Megas and Stefan Johansson (see "Item 10. Executive Compensation," above).

         On January 4, 2006, our Board of Directors authorized the issuance of 251,223,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. These costs consisted of $33,000 paid to consultants for their accounting services and $3,925 for travel expenses. The shares had a market value of $502,462; the excess of market value, over the expenses reimbursed, in the amount of $465,537 will be reflected as compensation expense. Mr. Megas serves as our Chairman of the Board of Directors and Chief Executive Officer. Furthermore, our Board of Directors authorized the issuance of

o 7,500,000 shares of our Series A Preferred Stock to Mr. Megas in reimbursement of $223,247 in costs and expenses incurred by Mr. Megas on our behalf during the year ended December 31, 2000 through January 2006. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,276,753 will be reflected as compensation expense.

o 7,500,000 shares of our Series A Preferred Stock to a major shareholder in reimbursement of $242,775 in costs and expenses incurred by the major shareholder on our behalf during the year ended December 31, 2000 through January 2006. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,267,728 will be reflected as compensation expense.

         We believe that the transactions described above were on terms no less favorable to us than could have been obtained with unrelated third parties.


Item 13.  Exhibits

(a)  Exhibits:

   Exhibit No.      Description

      3.1           Registrant's  Articles  of  Incorporation,   Certificate  of
                    Restatement   of  Articles  of   Incorporation   of  Bancorp
                    International Group, Inc.

      3.2           Registrant's  Bylaws,  incorporated  by reference to Exhibit
                    3.2 of Registrant's Registration Statement on Form 10-SB filed with the Commission on January 14, 1999.

      4.1           Form of Certificate of Common Stock of Registrant.

     10.1 Settlement Agreement among Registrant, Mario A. Pino, Jean Carlos Medina, Barkev Kibarian, Clearstock, Inc., Global Consulting Group, and Wall Street Group, L.L.C., with effective date of January 6, 2006, incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 3, 2006.

     31.1 Certification of Thomas Megas, Chief Executive Officer and Acting Chief financial Officer of Registrant.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Thomas Megas, Chief Executive Officer and Acting Chief Financial Officer of Registrant.

Item 14.  Principal Accountant Fees and Services

Fees for Independent Auditors

         The audit reports of Sherb & Co., LLP, our independent registered auditors, were prepared assuming that the we will continue as a going concern. We incurred a net loss of approximately $4,644,000 for the year ended December 31, 2000 and did not have any operations during the year ended December 31, 2001. Furthermore, at December 31, 2001 and 2000, we had no assets and had a working capital deficiency of approximately $265,000. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through future issuances of stock or debentures, and completion of a business acquisition for future operations. The financial statements for the years ended December 31, 2001 and 2000 do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

         In addition, we were unable to locate our accounting records for the year ended December 31, 1999 and prior years. We could not provide Sherb & Co., LLP with those accounting books and records. As a result, Sherb & Co., LLP was unable to analyze the opening balance sheet as of January 1, 2000 and for all prior periods.

         Other than as disclosed above, the audit reports of Sherb & Co., LLP reports on our 2000 and 2001 consolidated financial statements contained no adverse opinion or disclaimer of opinion and were not qualified.

         There were no disagreements with Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also, there was no occurrence of a reportable event under Item 304 of Regulation S-B respecting the years ended December 31, 2000 and 2001.

         Commencing in December 2005, Sherb & Co., LLP commenced providing professional services to us in connection with, among other things, the audit of our annual financial statements for the years ended December 31, 2000 and 2001 and review of the unaudited financial statements included in our Quarterly Report on Form 10-QSB for all periods ending subsequent to September 30, 2000.

         Audit Fees. - Total audit fees for 2000 and 2001 have not been determined, but are estimated to total $50,000. The aggregate audit fees included fees billed for the audit of our annual financial statements and for reviews of our financial statements included in our Quarterly Reports on Form 10-QSB.

         Audit-Related Fees. - There were no fees billed for audit-related services for 2000 and 2001.

         Tax Fees. - There were no fees billed for tax services for the years ended December 31, 2000 and 2001.

         All Other Fees. - We were not billed for any other accounting services.

         Audit Committee Pre-Approval Procedures. - Rules and regulations of the Securities and Exchange Commission implemented in accordance with the requirements of Sarbanes-Oxley Act of 2002 require audit committees of companies reporting under and pursuant to the Securities Exchange Act of 1934 to pre-approve audit and non-audit services. Our Board of Directors has not established an Audit Committee; the entire Board of Directors performs the functions of an Audit Committee. Acting in the capacity of an audit committee our Board of Directors follows procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. Circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of our Board of Directors acting in the capacity as an audit committee before engaging our independent public accountants. The procedures require our Board of Directors be informed of each service, and the procedures do not include any delegation of our Board of Directors responsibilities to management. Our Board of Directors acting in the capacity of an audit committee may delegate pre-approval authority to one or more of its members. The member to whom this authority is delegated will report any pre-approval decisions to our Board of Directors at its next scheduled meeting.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BANCORP INTERNATIONAL, INC.
                                          (Registrant)


                                          By: /s/ THOMAS MEGAS
                                                  --------------------------
                                                  Thomas Megas
                                                  Chief Executive Officer
                                                  President
                                                  Acting Chief Financial Officer
Date: April 28, 2006

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date

/s/Thomas Megas                Chief Executive Officer            April 28, 2006
---------------                      President
Thomas Megas               Acting Chief Financial Officer
                           Chairman of Board of Directors

/s/Martin Duffy                      Director                     April 28, 2006
---------------
Martin Duffy

                   Index to Consolidated Financial Statements


Report of Independent Registered Public Accounting
Firm  - for the Year Ended December 31, 2001                            F-1

Report of Independent Registered Public Accounting
Firm  - for the Year Ended December 31, 2000                            F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statements of Shareholders' Equity (Deficit)                            F-5

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                           F-7 - 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.
(formerly March Indy International, Inc.)

We have audited the accompanying balance sheet of Bancorp International Group, Inc. as of December 31, 2001, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

April 24, 2006
New York, New York

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.
(formerly March Indy International, Inc.)

We have audited the accompanying balance sheet of Bancorp International Group, Inc. as of December 31, 2000, and the related statements of operations, shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to audit any accounting records for periods prior to January 1, 2000, as described in Note 3 to the financial statements, nor were we able to satisfy ourselves as to the carrying value of equipment and intangible assets for periods prior to January 1, 2000. As is described in Note 5 to the financial statements, the equipment and intangible assets were accounted for as discontinued operations for the year ended December 31, 2000.

In our opinion, except for the effects of the above limitations, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ Sherb & Co., LLP
                                                    ----------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants
April 24, 2006
New York, New York

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                                 Balance Sheets


                                                                                December 31,
                                                                        ------------------------------
                                                                            2001             2000
                                                                        -------------    -------------

      Assets                                                            $          -     $          -
                                                                        =============    =============

      Liabilities and Shareholders' Deficit

 Accounts payable and accrued expenses                                  $    226,096     $    212,675
 Accounts payable and accrued expenses - discontinued operations              64,175           64,175
                                                                        -------------    -------------
      Total current liabilities                                              290,271          276,850
                                                                        -------------    -------------

 Shareholders' Deficit:
      Common stock, $0.001 par value; authorized 25,000,000 shares;
         4,029,916 shares issued and outstanding                               4,030            4,030
      Additional paid in capital                                           4,532,498        4,532,498
      Accumulated deficit                                                 (4,826,799)      (4,813,378)
                                                                        -------------    -------------
         Total Shareholders' Deficit                                        (290,271)        (276,850)
                                                                        -------------    -------------

                                                                        $          -     $          -
                                                                        =============    =============





                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                            Statements of Operations



                                                                   Year Ended
                                                                  December 31,
                                                      --------------------------------------
                                                             2001                 2000
                                                      ------------------   -----------------
Cost and  expenses:
     General and administrative                       $          13,421    $        167,875
                                                      ------------------   -----------------
         Total cost and expenses                                 13,421             167,875
                                                      ------------------   -----------------

Net loss from continuing operations                              13,421             167,875

Loss from discontinued operations                                     -           4,488,503
                                                      ------------------   -----------------

Net loss                                              $          13,421    $      4,656,378
                                                      ==================   =================

Basic and Diluted loss per share:
     from continuing operations                       $           (0.00)   $          (0.04)
     from discontinued operations                     $               -    $          (1.16)
                                                      ------------------   -----------------
Total net loss per share                              $           (0.00)   $          (1.20)
                                                      ==================   =================

Weighted average shares outstanding                           4,029,916           3,884,330
                                                      ==================   =================









                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                  Statements of Shareholders' Equity (Deficit)


                                                                                                                    Total
                                                            Common Stock            Additional                  Shareholders'
                                                      --------------------------     Paid-in      Accumulated       Equity
                                                         Shares        Amount        Capital       Deficit        (Deficit)
                                                      ------------   -----------   -----------  -------------  ---------------
Balance at December 31, 1999                            3,666,258    $    3,666    $ 3,220,362  $   (157,000)  $    3,067,028

  Rescind issuance of shares from over allotment
   upon acquisition of discontinued operations            (53,009)          (53)            53             -                -
  Issuance of shares for settlement on notes payable      416,667           417        414,583             -          415,000
  Debt settlement with common shares in excess
   of debt value                                                -             -        897,500             -          897,500
  Net loss                                                      -             -              -    (4,656,378)      (4,656,378)
                                                      ------------   -----------   -----------  -------------  ---------------

Balance at December 31, 2000                            4,029,916         4,030      4,532,498    (4,813,378)        (276,850)

  Net loss                                                      -             -              -       (13,421)         (13,421)
                                                      ------------   -----------   -----------  -------------  ---------------

Balance at December 31, 2001                            4,029,916    $    4,030    $ 4,532,498  $ (4,826,799)  $     (290,271)
                                                      ============   ===========   ===========  =============  ===============








                 See notes to consolidated financial statements.

                        Bancorp International Group, Inc.
                    (formerly March Indy International, Inc.)
                            Statements of Cash Flows


                                                                                         Year Ended
                                                                                         December 31,
                                                                               ----------------------------------
                                                                                    2001              2000
                                                                               ----------------  ----------------

Cash flows from operating activities
     Net loss                                                                  $       (13,421)  $    (4,656,378)
     Adjustments to reconcile net loss to
        loss from discontinued operations:
            Deposits on building                                                             -           180,000
            Website expense                                                                               75,000
            Equipment leasing expense                                                                    150,000
            Write-off of equipment                                                           -           330,400
            Write-off of intangible asset                                                    -         2,791,428
            Debt settlement in excess of debt value                                          -           897,500
            Accounts payable and accrued expenses -
            discontinued operations                                                          -            64,175
     Changes in assets and liabilities
         Accounts payable and accrued expenses                                          13,421           157,675
                                                                               ----------------  ----------------
Net cash used in continuing operations                                                       -           (10,200)

Net cash used in discontinued operations
     Deposits on building                                                                    -          (180,000)
     Equipment leasing expense                                                               -          (150,000)
     Website expense                                                                         -           (75,000)
                                                                               ----------------  ----------------
Net cash used in operations                                                                  -          (415,200)
                                                                               ----------------  ----------------

Cash provided by financing activities:
     proceeds from advances from shareholders                                                -           415,000
                                                                               ----------------  ----------------

Net decrease in cash                                                                         -              (200)

Cash - beginning of year                                                                     -               200
                                                                               ----------------  ----------------

Cash - end of year                                                             $             -   $             -
                                                                               ================  ================

Supplemental disclosure of cash flow information:
     Non-cash investing and financing activities
        Common stock rescinded in connection with reverse merger               $             -   $           159
                                                                               ================  ================
        Common stock issued for settlement of advances from shareholders       $             -   $       415,000
                                                                               ================  ================


                 See notes to consolidated financial statements.

                        BANCORP INTERNATIONAL GROUP, INC.
                    (formerly March Indy International, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended December 31, 2001 and 2000


1.        THE COMPANY

          N.E.C. Properties, Inc. ("NEC") was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000. In addition, at that time the Company also authorized a
          1.77 for 1 forward stock split in anticipation of merger transaction with March Indy International, Inc. ("March" or "March Indy"). The previously issued 1,860,000 common shares were now 3,292,200 common shares.

          On November 10, 1999, NEC acquired all the outstanding stock of March for 7,706,575 shares of NEC. March was incorporated in Delaware on November 24, 1998 ("inception"). For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of March, with March as the acquirer. The shares issued in the Transaction were treated as being issued for cash and have been shown as outstanding for all periods presented in the same manner as for a stock split.

          On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions transaction.

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

          The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. Since the quarter and nine months ended September 30, 2001, the Company has not complied with its reporting obligations. However, the Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing in order to become current.

2.        GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $13,000 and $4,656,000 for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company has no assets and has working capital deficiencies of approximately $290,000 and 277,000 at December 30, 2001 and 2000, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.        SCOPE LIMITATION

          The Company has been unable to locate any accounting records for periods prior to January 1, 2000 and was, therefore, not able to provide such records to their independent registered auditors. As a result, the Company's independent registered auditors were unable to analyze the opening balance sheet as of January 1, 2000 and for all prior periods.

4.        SIGNIFICANT ACCOUNTING POLICIES

          (a) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management's judgments associated with: other asset valuations and accrued expenses. Actual results could differ from those estimates.

          (b) Loss Per Share - Basic earnings (loss) per share ("EPS") is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the years ended December 31, 2001 and 2000 the Company had no potentially dilutive instruments outstanding that could potentially be exercised or converted into common stock.

          (c) Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

               As of December 31, 2000 all Long-Lived assets have been deemed impaired and written down to -0-. This expense has been including in discontinued operations for the year ended December 31, 2000.

          (d) Stock Based Compensation - As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations. As of December 31, 2001 the Company has not granted any options.

          (e) Fair Value of Financial Instruments - The Company's financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

          (f) Income Taxes - The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

               The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31, 2000 and 2001:

                                                              December 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
               Income tax benefit computed at
               statutory rate                        $         -    $1,579,000
               Changes in valuation allowance                  -    (1,579,000)
                                                     -----------    -----------
               Provision for income tax                        -             -
                                                     ===========    ===========

               The Company has not recorded a deferred tax asset as of December 31, 2001 and 2001, due to not having filed their required corporate  tax  returns.  Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off-set future income if they should complete an acquisition in the future and achieve profitability.

          (g) Derivative Financial Instruments - The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on whether the transaction qualifies for hedge accounting, and if so, the nature of the underlying exposure being hedged and how effective the derivatives are at offsetting price movements in the underlying exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking various hedge transactions. The Company evaluates the effectiveness of their hedging relationships both at the hedge inception and on an ongoing basis. Any ineffectiveness is recorded in the Consolidated
               Statements of Income. The Company did not have derivative financial instruments as of December 31, 2001 and 2000.

          (h)  Recent Accounting Pronouncements:

               (i) SFAS No. 149 - In April 2003, FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Except for provisions that relate to SFAS No. 133 implementation issues that are effective for fiscal quarters beginning prior to June 15, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

               (ii) SFAS No. 150 - In May 2003,  the FASB  issued  SFAS No. 150,
                    "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the
                    Company's consolidated financial position, results of operations or cash flows.

               (iii) FIN 46 - In January 2003,  as revised  December  2003,  the
                    FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. The Company is still evaluating the effects the adoption of FIN 46 will have on its consolidated financial position, results of operations or cash flows.

               (iv) In  December   2004,   the  FASB   issued  SFAS  No.   123R,
                    "Share-Based   Payment,"   a  revision   of  SFAS  No.  123,
                    "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after December 15, 2005. The Company is evaluating the effects the adoption this standard will have on the Company.

               (v) In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company's consolidated financial position, liquidity, or results of operations.

               (vi) In June  2005,  the FASB  issued  SFAS No.  154  "Accounting
                    Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company will adopt SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on the companies consolidated financial statements.

               (vii) In February  2006,  the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives,
                    e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

               (viii) In March 2006,  the FASB issued  FASB  Statement  No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

5.        DISCONTINUED OPERATIONS

          During the year ended December 31, 2000 the Company's management decided to cease auto racing operations. Accordingly, all such activities are reflected as discontinued operations for all periods presented. The following is a schedule of losses from such discontinued operations for the year ended December 31, 2000:

           Equipment leasing expense                 (a)        $       150,000
           Website expense                           (b)                 75,000
           Write-off of equipment                    (c)                330,400
           Write-off of intangible                   (c)              2,791,428
           Forfeited deposit                         (d)                180,000
           Non-cash interest expense                 (e)                897,500
           General and administrative expenses       (f)                 64,175
                                                                ----------------
                                                                $     4,488,503
                                                                ================

          (a) The Company was obligated under an equipment lease agreement that terminated in December 2000. The lease agreement required advance payments of $530,000 as of May 20, 2000, of which the Company had paid $150,000 as of March 31, 2000. Subsequent to the initial payment of $150,000, the lessor alleged that the Company failed to perform in accordance with the lease agreement. The Company had withheld payment of the remaining balance of $380,000 of the advance payment due under the lease agreement. Management was engaged in negotiations to resolve the dispute but did not succeed. This resulted in the initial payment of $150,000, being charged to discontinued operations in the year ended December 31, 2000. In December 2000 the equipment was repossessed by the leasing company. The Company believes that it has no further obligations under this lease.

          (b) During the quarter ended March 31, 2000, the Company incurred $75,000 of expenses related to the development of a website showcasing the Company's auto racing operations. Due to the subsequent discontinuance of these operations the cost of the website development is included in discontinued operations for the year ended December 31, 2000.

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

               During the quarter ended June 30, 2000, the Company had originally charged to operating expense the entire costs of the Super Bike due in part to obsolescence of the technology. This has been reclassified to discontinued operations, for the year ended December 31, 2000, in conformance with the Company's cessation of all auto racing activities.

               In addition to the equipment being written down, the Company originally charged to operating expense $1,091,428 of the intangible due in part to obsolescence, and had commenced amortization of the remaining intangible assets. Total amortization originally reflected was $42,500 for the quarter and six months ended June 30, 2000. The charge-off and the amortization, totaling $1,133,928 have been reclassified to discontinued operations in conformance with the Company's cessation of all auto racing activities. The remaining intangible balance of $1,657,500 was charged to discontinued operations in the quarter ended September 30, 2000.

          (d) In March 2000, the Company agreed to purchase an office building in Hallandale, Florida for approximately $350,000 and made a non-refundable down payment of $170,000 towards the purchase price. The Company was given a six-month extension to complete the purchase but was unable to do so. As these facilities were intended for auto racing activities, the $170,000 non-refundable down payment is reflected as discontinued operations for the year ended December 31, 2000.

               In connection with the above office building, the Company made a $10,000 deposit for future improvements to the property upon its acquisition. Due to the eventual non- completion of the building acquisition, this deposit for improvements was written-off and reflected in discontinued operations for the year ended December 31, 2000.

          (e) Non-cash interest expense - During the quarter ended March 31, 2000, the Company was advanced $415,000 from existing shareholders of the Company. These advances were interest-free and due on demand. The funds from these advances were used for payments of deposits on the above referenced building, the anticipated improvements of the building, the advance payment on the equipment lease, expenses related to the development of a website and various general and administrative expenses. On May 12, 2000, the Company repaid these advances with the issuance of 416,667 shares of restricted common shares with a market value of $1,312,500. The excess of market value, over the debt, in the amount of $897,500 was reflected as compensation expense during the year ended December 31, 2000.

          (f) The Company incurred various general and administrative expenses during the year ended December 31, 2000 related to the auto racing operations. Included in these expenses were rent and general office expenses. These expenses are reflected in discontinued operations for the year ended December 31, 2000.

6.        COMMON STOCK

          On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this transaction.

          During the quarter ended March 31, 2000 the Company rescinded the issuance of 53,009 shares of common stock (accounted for post 1:3 reverse stock split), resulting from an over allotment of shares to certain shareholders in connection with the reverse acquisition of March Indy in November 1999.

7.       EMPLOYMENT AGREEMENTS

          The Company previously had employment agreements with their President and CEO, their former Chairman of the Board and another former Board Member. These agreements were entered into in the years ended December 31, 1999 and 2000. These agreements set salaries for these executives and granted options as well. These options were not granted under an approved equity compensation plan. The Company does not have any approved equity compensation plans

          In the year ended December 31, 2001, the former Chairman of the Board and the other former Board Member resigned their Company positions and forfeited any entitlements or contractual obligations that the Company had previously agreed to, either monetary, or in any equity form. In February 2006, the Company President and CEO relinquished the Company from any contractual compensation, either monetary, or in any equity form.

8.        SUBSEQUENT EVENTS

          (a) In August 2005, the Company became aware of the unauthorized issuance of approximately 243,842,000 shares of the Company's common stock (the "Wrongfully Issued Shares") to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell the Wrongfully Issued Shares on the open market. As per members of management of the Company, they are not aware of, nor do they have any related activities with these entities and individuals.

               In September 2005, the Company filed a claim in the District Court of Oklahoma County, Oklahoma, (the "Civil Litigation") against twelve defendants (the "Defendants") seeking the return of all the Wrongfully Issued Shares and the Defendants' receipt of proceeds from the sale of those shares.

               In the Civil Litigation the Company alleged that one of the Defendants individually and through various affiliated entities and co-conspirators, including another Defendant, prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 common stock shares of the Company, the previously referred to Wrongfully Issued Shares, which were distributed to various individuals and entities, including other Defendants. Two financial service firms intervened in the Civil Litigation (the "Intervenors") and alleged that the Company negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and the Company.

               In conjunction with the Civil Litigation, the Company reached an agreement with one of the Intervenors, whereby the Company delivered 25,075,000 common stock shares to one of the Intervenors to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to the Intervenor to satisfy the requirements of Depository Trust Company ("DTC") until common stock shares eligible to be resold without restriction could be delivered by the Intervenor to cover its short position in the Company's common stock. Furthermore, the Intervenor placed in trust $72,500 to be used to pay the costs of registering the 25,075,000 common stock shares under the Securities Act of 1933, as amended (the "Securities Act"), and the applicable state securities laws in the event that registration was required.

               On January 11, 2006, the presiding Judge in the Civil Litigation entered an Order Approving Settlement Agreement (the "Order"). As a result of issuance of the Order, a settlement agreement (the "Settlement Agreement") became binding upon the Company and some of Defendants (the "Settling Defendants") and the Intervenors with an effective date of December 8, 2005.

               In accordance with the Settlement Agreement, the Company's claims against the Settling Defendants and the claims of the Settling Defendants against the Company were resolved by the exchange of release of claims, a release of the Wrongfully Issued Shares and payments to the Company in the aggregate sum of $171,546 from funds held by one of the Intervenors and the further agreement to pay an additional $277,093. Furthermore, the claims of the Intervenors against the Company were exchanged for the issuance of 25,025,000 shares of the Company's common stock to one of the Intervenors and 219,723,000 shares of the Company's common stock to the Intervenor for an aggregate sum of 244,748,000 common stock shares (the "Newly Issued Shares"). The Newly Issued Shares are required to be deposited with DTC by the Intervenors in satisfaction of their short positions with vendors through which securities purchase and sale transactions are cleared on behalf of the Intervenors. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

               In addition, some of the Settling Defendants agreed to indemnify and hold harmless the Company against all actions, suits, proceedings, demands, and assessments brought by any past, present or future holder of the shares of common stock of the
               Company in connection with the Settlement Agreement and the various claims of the Company settled in the Settlement Agreement and any associated judgments, attorney's fees, costs and expenses.

               Two of the Defendants, did not execute or participate in the Settlement Agreement and accordingly did not settle the claims asserted against them in the Civil Litigation ("Non-Settling Defendants"). The Company was granted judgments against the
               Non-Settling Defendants and the Company is negotiating settlements of the judgments with the Non-Settling Defendants, the outcome of which is uncertain as of the date of this report.

          (b) In regard to the above situation, of the unauthorized issuance of common shares, the Company authorized the following:

               - On August 19, 2005, the Company's Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the "Certificate of Designation"). The Certificate of Designation sets forth the preferences and rights of the Company's 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the "Series A Preferred Stock").

                    The holders of shares of the Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of the Company's common stock at a ratio of 1 share of Series A Preferred for 100 shares of common stock. The Series A Preferred are entitled to receive dividends of every kind declared and paid to holders of the Company's common stock, at a rate equal to the set conversion rate of 1:100. In addition, the Preferred A have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A. The Preferred A have voting rights equal to the number of shares of common stock that the Preferred A are convertible into, whether or not converted. In the event of the Company's liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding
                    Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.

               - On August 21, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

               - On January 6, 2006, the Company amended their Articles of Incorporation. This amendment increased the number of authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

          (c) On January 4, 2006, the Company's Board of Directors authorized the following:

               - The issuance of 251,231,084 shares of the Company's common stock shares to the Company's President in reimbursement of $36,925 of costs incurred by the President on behalf of the Company. These costs consisted of $33,000 paid to consultants for their providing of accounting services and $3,925 for travel expenses. The shares had a market value of $502,462; the excess of market value, over the expenses reimbursed, in the amount of $465,537 will be reflected as compensation expense.

               - The issuance of 7,500,000 shares of our Series A Preferred Stock to the Company's President in reimbursement of $223,247 in costs and expenses incurred by the President on behalf of the Company during the year ended December 31, 2000 through January 2006. The value of these Preferred shares is accounted for at the average market price of the Company's common stock, effectuated for a conversion of Series A Preferred into common at the authorized 1 for 100 shares of Series A Preferred into common shares, as of the date of authorization. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,276,753 will be reflected as compensation expense.

               - The issuance of 7,500,000 shares of our Series A Preferred Stock to a major shareholder in reimbursement of $232,272 in costs and expenses incurred by the major shareholder on behalf of the Company during the year ended December 31, 2000 through January 2006. The value of these Preferred shares is accounted for at the average market price of the Company's common stock, effectuated for a conversion of Series A Preferred into common at the authorized 1 for 100 shares of Series A Preferred into common shares, as of the date of authorization. The Preferred Stock had a market value of $1,500,000; the excess of market value, over the expenses reimbursed, in the amount of $1,267,728 will be reflected as compensation expense.

               The Company is currently evaluating if any of these issuances have caused the Company to have issued equity instruments that have the potential to be converted into more shares than the Company has authorized. If such a situation resulted, the Company would have to record the fair value of convertible instruments as a derivative liability, which would be recognized as other expense in the Company's statements of operations. Any subsequent increase or decrease in the fair value of the derivative liability would be recognized as an adjustment to other expense, or other income, until such time as the Company cured it's deficiency in its number of authorized shares.

               The Company, along with their counsel, are currently evaluating whether all actions that it has taken in regards to the unauthorized issuance of the common shares, and any subsequent changes in the equity structure of the Company, have been in compliance with all federal and state laws and regulations.

          (d) The Company has been informed by the US Securities and Exchange Commission (the "Commission") that the Commissions intends to institute proceedings against the Company pursuant to Section 12(j) of the Securities Act of 1934 (the "Exchange Act"). The Commission is alleging violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 there under, to determine whether the Exchange Act registration of the Company's common stock should be suspended or revoked.

               The Company is currently in the process of curing the above violations. The Company has not determined what effect to the Company, or its shareholders, will result if the Company is unable to cure these violations.

          (e) During the year ended December 2005, the management of the Company has pursued business opportunities in the energy sector. As of December 31, 2005 no definitive agreements have been reached with regard to potential acquisitions.