Form 10KSB
period 2002-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-06-21
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒                                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐                                    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25261

BANCORP INTERNATIONAL GROUP, INC.
(formerly March Indy International, Inc.)
(Name of small business issuer in its Charter)

NEVADA	88-0339817
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3126 South Boulevard, Suite 264
Edmond, Oklahoma 73013
(Address of principal executive offices)

(405) 235-8318
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

The issuer did not generate any revenue for the year ended December 31, 2002.

The aggregate market value of the issuer’s common stock, $.0001 par value, held by non-affiliates of the issuer as of June 15, 2006, was $24,763 based on the last reported sale price on February 22, 2006 of $0.0001 as reported by the Electronic Quotation and Trading System for over-the-counter securities. As of June 15, 2006,  500,010,229 shares of the issuer’s common stock, $.0001 par value, were outstanding.

BANCORP INTERNATIONAL GROUP, INC.
(formerly March Indy International, Inc.)
FORM 10-KSB
For the Fiscal Year Ended December 31, 2002

TABLE OF CONTENTS

Part I.
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

SIGNATURES

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. The actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements.

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Bancorp International Group, Inc., its subsidiaries and executive officers and directors.

PART I

Item 1. Description of Business

Overview

N.E.C. Properties, Inc. (“NEC”) was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business and was a blank check company. On September 30, 1995 NEC had 25,000 shares at no par value authorized and 18,600 shares issued and outstanding for $1,860 in cash. On November 19, 1998 the amended and restated Articles of Incorporation were filed with the Secretary of State of Nevada that increased NEC’s authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share. In November 1998 the NEC stockholders approved two forward stock splits. The first was a 100 for 1 split increasing the number of the outstanding common shares to 1,860,000 and the second was a 1.77 for 1 stock split resulting in 3,292,200 common shares outstanding.

On November 10, 1999, NEC acquired all of the outstanding stock of March Indy International, Inc. (“March”), in exchange for 7,706,575 shares of NEC (the “Share Exchange”). March was incorporated in Delaware on November 24, 1998 (“inception”). For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction was treated as a recapitalization of March, with March having acquired NEC.

On June 17, 2000, we declared a one-for-three reverse stock split, effective September 26, 2000. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,030,078.

We are a development stage enterprise. From inception through September 30, 2000, we were in the preliminary stages of engaging in the business of designing, building and racing cars for Formula One, Cart and Indy competition both in the United States and abroad. We also planned to develop an internet website to offer and sell merchandise products related to our racing efforts. In October 2000, because of our inability to successfully organize an Indy car race team and our failure to compete in the Indianapolis 500, we discontinued our racing and related promotional activities.

During the calendar quarter ended September 30, 2001, we changed our name to Bancorp International Group, Inc..

On August 19, 2005, our Board of Directors approved and adopted the Certificate of Designation Preferences and Right of Preferred Stock (“Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of the Company’s 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (“Series A Preferred Stock”).

On August 19, 2005, our stockholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 at a par value of $.001 to 500,000,000 at a par value of $0.0001. In a second amendment on August 19, 2005, effective January 6 2006, our stockholders approved another amended to our Articles of Incorporation that increased the number of our authorized shares of common stock from 500,000,000 at $.0001 par value to 2,000,000,000 at $.0001 par value.

We have failed to timely file our reports with the U.S. Securities and Exchange Commission in accordance with our obligations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are in the process of preparing reports with the intent of becoming current in our reporting obligations under the Exchange Act.

Employees

As of the date of this report, we have one full-time employee, Thomas Megas, our chief executive officer, who does not receive any form of compensation or remuneration.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be other risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not adversely affect us or:

•                                      the market price of our common stock;

•                                      any business activities undertaken in the future;

•                                      outside market factors that affect our financial condition;

•                                      future merger partner; and

•                                      sales of additional stock or other equity securities on terms that are highly dilutive to our shareholders.

We are a “blank check company” and are not conducting any business activities and do not have any plan of operation to undertake a business activity and have substantial accumulated losses.

During the quarter ended September 30, 2000, we discontinued our auto racing activities. As of December 31, 2005 we have not formulated a plan to undertake another business activity. However, we are examining business opportunities within the energy sector, although no definitive agreements have been executed.

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2002, of $4,181,094. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

There is no assurance that we will obtain capital resources to fund any business activities undertaken.

To date, we have not pursued additional sources of capital resources; however, our ability to fund future business enterprise is directly related to our ability to obtain capital resources through the sale or syndication of some or all of our interests through a public offering or mergers with other viable business entities. If we are unsuccessful and capital resources do not become available on terms acceptable to us, we may not be able to undertake the business enterprise or, if undertaken, continue the business enterprise. This lack of capital resource may ultimately result in the loss of investment in our common stock.

We may undertake startup business activities pursuant to sharing arrangements that do not result in the anticipated benefits.

In connection with a business enterprise we undertake, we may enter into various cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand the business activities. We may not realize the anticipated benefits offered by these arrangements. The costs of obtaining these sharing arrangements may increase our invested cost in the business activities without providing a correlating increase in the revenues; thus, adversely affecting the financial potential of the business activities.

Any business activities or enterprise undertaken outside of the United States will involve inherently greater risks.

We may engage in a business enterprise or activity outside the United States. As with any business operation and activities outside of the United States, there are a number of inherent risks, many of which are beyond our control, including:

•                                      changes in local regulatory requirements;

•                                      changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and withholding taxes);

•                                      differing degrees of protection of property rights;

•                                      instability of foreign currencies, economies and governments;

•                                      cultural barriers; and

•                                      wars and acts of terrorism.

Any of these factors could have a material adverse effect on our ability to commence and continue the business enterprise undertaken, which may adversely affect the financial potential and success of the undertaken business enterprise.

When a market develops for our common stock, the market price of our common stock may be highly volatile in the market place.

Although a market for our common stock shares previously existed, the trading volume has always been very low. Furthermore, we have been delinquent in our reporting obligations under Exchange Act. If a market redevelops, the market price of our common stock may be subject to certain fluctuations in response to

•                                      variations in quarterly operating results of the enterprise,

•                                      changes in earnings estimates by analysts,

•                                      development of competition within the industry, and

•                                      general stock market conditions.

Our common stock trades in the Over-the-Counter market and that market is highly volatile and affected by competitive forces outside of our control.

Upon bringing the Company filings current, the common stock should be initially traded on the over-the-counter exchange. The over-the-counter market’s volatility is characterized as follows:

•                                      the over-the-counter securities are subject to substantial and sudden price increases and decreases,

•                                      at times the price (bid and ask) information for the securities may not be available,

•                                      if there is an insufficent number of market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

•                                      the available offered price may be substantially below the quoted bid price.

Our common stock is subject to the penny stock trading rules which may adversely affect the ability to resell the stock.

Our common stock is subject to the “penny stock” rules. A “penny stock” is generally a stock that

•                                      is only listed in “pink sheets” or on the NASD OTC Bulletin Board,

•                                      the high bid price for the common stock is less than $5.00, and less than two market makers are currently displaying bid and ask quotations at specified prices, or

•                                      is issued by a company with net tangible assets of less than $5 million (or after having been in existence for more than three years, less than $2 million) or

•                                      has average revenues during the previous three years of less than $6 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase a penny stock or the sale of a penny stock. Required compliance with these rules will materially limit or restrict

•                                      the ability to resell our common stock, and

•                                      the liquidity typically associated with other publicly traded stocks may not exist.

We have a large number of authorized and unissued shares of our common stock; the issuance and terms of issuance are within our discretion and not subject to stockholder approval.

We may issue additional common stock and preferred stock at prices and on terms determined by our board of directors, without stockholder consent or approval, that upon issuance may result in substantial dilution of our stockholders’ interests as well as the market price and value of our common stock.

We have 2,000,000,000 shares of common stock and 15,000,000 shares of Series A Preferred Stock (each convertible into 100 shares of our common stock) authorized for issuance. We have the right to offer these shares at offering prices to be determined at the sole discretion of our board of directors. The sale of these shares may result in substantial dilution to our shareholders. These stock issuances may adversely affect the market price or value of our common stock.

Our chief executive officer has voting control and may exercise this control in the election of our directors and their continued service on our Board.

On matters that our stockholders are entitled to vote, our chief executive officer and one of the members of our board of directors, Thomas Megas, holds voting control through his ownership of common stock and preferred stock. Although Mr. Megas in his capacity as a director and our chief executive officer has a fiduciary duty to our stockholders, Mr. Megas may exercise his voting control in a manner personally beneficial to him and to the detriment or disadvantage of our other stockholders.

Item 2. Description of Property

Facilities

Our corporate office is located at 3126 South Blvd. Suite 264, Edmond, Oklahoma 73013. If, and when, we undertake a business development enterprise, we will relocate our office to facilities that will then serve our needs, both in location and facility size.

Item 3. Legal Proceedings

We are currently involved in pursuing additional legal action filed in the state of Oklahoma against Pamela Thompson CPA, The Grace Trust and Charles Weller, esq. This case is related to the filing described below and represents the unsettled portion of case.

In August 2005, our management became aware of the unauthorized fraudulent issuance of approximately 243,842,000 shares of our common stock (the “Wrongfully Issued Shares”) to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell the Wrongfully Issued Shares in the open market. Our officers and directors had no relationship with the entities and individuals that issued the Wrongfully Issued Shares.

In September 2005, we a civil action in the District Court of Oklahoma County, Oklahoma, styled Bancorp International Group, Inc. v.Mario A. Pino, an individual, Sam Deeb, an individual, Jean Carlos Medina, an individual, Charles Weller, an individual, Barkev Kibarian, an individual, Felica Morales, an individual, Clearstock, Inc., a Texas corporation, DealFlo, L.L.C., a New York Limited Liability Company, The Grace Trust, a foreign trust, Global Consulting Group, a Maryland corporation, Intelligent Message Distributors, a Nevada corporation, and Wall Street Group, L.L.C., a Arizona limited liability company (the “Defendants”), Case No. CJ-2005-7459 (the “Civil Litigation”), seeking the return of the Wrongfully Issued Shares and the Defendants’ receipt of proceeds from the sale of those shares.

In the Civil Litigation we that Mr. Pino individually and through various affiliated entities and co-conspirators, including the Wall Street Group, L.L.C., prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 shares of our common stock, the previously referred to Wrongfully Issued Shares, that were distributed to various individuals and entities, including the other Defendants. The number of shares in question was what we could identify but could not determine if, in addition to the 235,000,000 shares, any additional shares issued to the market. Capital Growth Financial, L.L.C. and JH Darbie & Co. intervened in the Civil Litigation (the “Intervenors”) and alleged that the Company negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and us.

In conjunction with the Civil Litigation, we reached an agreement with JH Darbie & Co., under which we delivered 25,025,000 common stock shares to JH Darbie & Co. to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to JH Darbie & Co. to satisfy the requirements of Depository Trust Company (“DTC”) until common stock shares eligible to be resold without restriction could be delivered by JH Darbie & Co. to cover its short position in our common stock. Furthermore, JH Darbie & Co. placed in trust $72,500 to be used to pay the costs incurred regarding the litigation.

On January 11, 2006, the Court entered an Order Approving Settlement Agreement (the “Order”). As a result of issuance of the Order, a settlement agreement (the “Settlement Agreement”) became binding upon the Company and the Defendants Mario Pino, Barkev Kibarian, Juan Carlos Medina, Wall Street Group, L.L.C., Clearstock, Inc., Sam Deeb, Global Consulting Group., DealFlo, L.L.C., and Intelligent Message Distributors (the “Settling Defendants”) and the Intervenors with an effective date of December 8, 2005.

In accordance with the Settlement Agreement, our claims against the Settling Defendants and the claims of the Settling Defendants against us were resolved by the exchange of releases of claims, a release of the Wrongfully Issued Shares and payments to us in the aggregate sum of $171,546 from funds held at Capital Growth Financial, L.L.C. and the further agreement to pay an additional $277,093 by Capital Growth. Furthermore, the claims of the Intervenors against us were released for the issuance of 25,025,000 shares of our common stock to JH Darbie & Co. and 219,723,000 shares of our common stock to Capital Growth Financial, L.L.C. for an aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”). These shares were required to be deposited with DTC by JH Darbie & Co. and Capital Growth Financial, L.L.C. in satisfaction of their short positions with companies through which securities purchase and sale transactions are cleared on behalf of JH Darbie & Co. and Capital Growth Financial, L.L.C. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act.

In addition, Defendants Pino, Medina, Kibarian, Global Consulting Group, Intelligent Message Distributors and Wall Street Group, L.L.C. agreed to indemnify and hold harmless the Company against all actions, suits, proceedings, demands, and assessments brought by any past, present or future holder of the shares of common stock of the Company in connection with the Settlement Agreement and the various claims of the Company settled in the Settlement Agreement and any associated judgments, attorney’s fees, costs and expenses.

The Defendants, Grace Trust, Charles Weller, and Felica Morales (“Non-Settling Defendants”), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. We received judgments against the Non-Settling Defendants, other than The Grace Trust, and are currently pursuing collection of these judgments.

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

Because of the unauthorized issuance of our common stock shares as discussed in Part I - Item 3. Legal Proceedings, at a special shareholders meeting held on August 19, 2005, the holders of our common stock approved the following:

	Number of Votes Cast
	For	Against	Abstained	Broker Non-Votes
Amendment of our Articles of Incorporation to increase the number of authorized common stock shares from 25,000,000, to 500,000,000, $0.0001 par value	3,659,311	—	—	—
Amendment of our Articles of Incorporation to authorize 15,000,000 shares of preferred stock , $0.001 par value	3,659,311	—	—	—
Amendment of our Articles of Incorporation to increase the number of authorized common stock shares to 2,000,000,000, $0.0001 par value	3,659,311	—	—	—

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Lack of Market

Prior to our common stock qualifying for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “INDQ” in November 1999, the common stock only minimally traded. In 2000 our common stock was removed from the OTCBB and all trading activity was quoted in the “pink sheets” and currently is reported under the symbol “BCIT.”

The following table presents the range of high and low bid prices per common stock share for the quarterly periods presented. The bid prices reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not present the actual price paid for the shares.

Quarter Ended:	Common Stock Bid Prices
	Low	High
March 31, 2006	$0.0001	$0.0030

December 31, 2005	$0.0010	$0.0200

Quarter Ended:	Common Stock Bid Prices
	Low	High
September 30, 2005	$0.0010	$0.0390
June 30, 2005	$0.0025	$0.0813
March 31, 2005	$0.0400	$0.0800

December 31, 2004	$0.0200	$0.0500
September 30, 2004	$0.0300	$0.0300
June 30, 2004	$0.0300	$0.0300
March 31, 2004	$0.0300	$0.0300

December 31, 2003	$0.0300	$0.0500
September 30, 2003	$0.0500	$0.0600
June 30, 2003	$0.0600	$0.0600
March 31, 2003	$0.0600	$0.0600

December 31, 2002	$0.0600	$0.0600
September 30, 2002	$0.0510	$0.0600
June 30, 2002	$0.0500	$0.1000
March 31, 2002	$0.1000	$0.3000

December 31, 2001	$0.2600	$1.0100
September 30, 2001	$0.1000	$2.0000
June 30, 2001	$0.0100	$0.1500
March 31, 2001	$0.0200	$0.1500

Dividend Policy

Our policy is to retain future earnings to support future business undertakings. If policy was to change, any future cash dividends will depend on factors deemed relevant by our board of directors. These factors will generally include future earnings, capital requirements and our financial condition. Furthermore, in the event preferred stock shares were issued, no dividends will be paid on outstanding common stock shares until all dividends then due on outstanding preferred stock have been paid.

Holders of Equity Securities

As of June 15, 2006, there were 406 owners of our common stock.

Repurchase of Equity Securities

We did not repurchase any of our common stock shares during 2002.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of December 31, 2005, 2004, 2003, and 2002 information related to each category of equity compensation plan, including individual compensation arrangements with our non-employee directors. We do not have any equity compensation plans approved by our shareholders. All stock options and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders: None

Equity compensation plans not approved by security holders:
Employment Agreement with Thomas Megas(1)	400,000	$1.00	—

Total	400,000		—

(1)                                  On February 23, 2006, Mr. Megas released all of his contractual rights under his Employment agreement with us, including the stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00.

Securities Sold Pursuant to Private Placement Offering

During 2002, we did not sell any securities pursuant to private placement.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Discontinued Operations

Since inception, we have not realized any revenue from operations. We discontinued our motor racing business activities in the third quarter of 2000 and have not undertaken any business activities since. Accordingly, all of these activities are reflected as discontinued operations in 2000 and a loss of $4,488,503. Because we do not have any assets and do not conduct any business activities, we are classified as a “shell company.” As of the date of this report, we have not developed a plan of operation.

Operations

Our operations for the years ended December 31, 2001 and 2002 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2001 and 2002.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2002 we incurred a net loss of approximately $45,202. In addition, at December 31, 2002 and 2001, we had no assets and working capital deficiencies of approximately $218,000 and $277,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

12-Month Overhead Budget

Our budgeted overhead expenses for the 12 months ending June 30, 2007 are as follows:

Expenditures:	Per Month	12 Months
Travel expenses	$8,750	$105,000
Hotel accommodations	2,500	30,000
Rent and office expenses	1,000	12,000
Employee compensation	2,667	32,000
Accounting expenses	7,500	90,000
Utilities and telephone	3,000	36,000
Transfer agent	625	7,500
Office supplies and equipment	1,042	12,500
Miscellaneous expenses	833	10,000
Total Administrative Expenditures	$27,917	$335,000

Additional Financial Commitments. Other than our commitments discussed above, we do not have any capital commitments. We neither have any plans to raise additional funds during the next 12 months.

Cautionary Statement Relating to Forward Looking Information

We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:

•                                      discuss our future expectations;

•                                      contain projections of our future operating results or of our future financial condition; or

•                                      state other “forward-looking” information.

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

Item 8A. Controls and Procedures.

Thomas Megas, our Chief Executive Officer and Acting Chief Financial Officer, is responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, Mr. Megas, our Chief Executive Officer and Acting Chief Financial Officer, is responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures

•                                      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                                      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•                                      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Item 8B. Other Information

All reports on Form 8-K required to be filed during the three months ended December 31, 2002,2003, 2004 and 2005 has been previously reported on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Controlled Persons; Compliance with Section 16(a) of the Exchange Act

Set forth below is certain information with respect to our executive officer and directors. Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. Our Bylaws provide that the Board of Directors shall consist of such number of members as the Board of Directors may from time to time determine by resolution or re-election, but not less than two. Our Board of Directors currently consists of two individuals.

Name	Age	Position
Thomas Megas	61	Chairman of the Board of Directors, Chief Executive Officer, President, and Acting Chief Financial Officer

Martin Duffy	60	Director

The following is a brief description of the business background of our executive officers and directors:

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

Martin Duffy has served as one of our Directors since November 1999. He has been involved in auto racing chassis design and construction since 1992 when he became a Director of March, Europe. Mr. Duffy is a banker by profession and from 1990 to 1995 was a Director of RA Coleman International, an investment-banking group in the U.K. From 1961 to 1981, Mr. Duffy served as Bank Manager and Financial Consultant for National Westminster Bank PLC. Mr. Duffy completed his education in Banking with National Westminster Bank in 1960.

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

We believe that each person who, at any time during 2002 through 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock failed to comply with the filing requirements of Section 16(a).

Item 10. Executive Compensation

The following table sets forth the total cash compensation, paid or accrued, to our chief executive officer during the years ended December 31, 2005, 2004, 2003, and 2002 who received compensation in excess of $100,000 during each of those years.

Summary Compensation Table

		Annual Compensation(1)
Name and Principal Position	Year	Salary(2)	Bonus(3)
Thomas Megas(4)	2005	$831,875	$—
Chairman of the Board of Directors, Chief Executive Officer,	2004	$756,250	$—
President and Acting Chief Financial Officer	2003	$687,500	$—
	2002	$625,000	$—
	2001	$468,750	$—
	2000	$145,833	$—

(1)                                  Messrs. Megas and Herd did not receive any additional non-cash compensation, perquisites and other personal benefits that during each of 2005, 2004, 2003, 2002, 2001, and 2000.

(2)                                  Dollar value of base salary (both cash and non-cash) earned during the year.

(3)                                  Dollar value of bonus (both cash and non-cash) earned during the year.

(4)                                  On February 23, 2006, Mr. Megas released us from our obligations under Mr. Megas’ Employment Agreement without payment of the accrued salary set forth in this table.

Employment Arrangements

In 1999, we entered into long-term employment agreement with Thomas Megas, a summary of the material terms is set forth below.

The agreement with Mr. Megas had an initial term of three years that was extendable by agreement for an additional two-year term and then additional one-year terms thereafter. The agreement provided for compensation to begin June 1, 2000 at a rate of $250,000 to be increased by $125,000 after the first year, by an additional $225,000 after the second year and after the third year by ten percent (10%) per year increases thereafter. Pursuant to the agreement, Mr. Megas was granted stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00 per share. These options were exercisable for the purchase of 100,000 shares on June 1, 2000, 50,000 shares on November 30, 2000, 50,000 shares on May 31, 2000, 50,000 shares on November 30, 2001 and 150,000 shares on May 31, 2002.  On February 23, 2006, Mr. Megas released us from all obligations under his employment agreement, including the stock options described above and his accrued unpaid salary.

Loss of Key Personnel

Our success depends to a significant degree upon the efforts, contributions and abilities of our management. The loss of the services of Thomas Megas could have a material adverse effect on our ability to engage in future business activities. We do not maintain any insurance covering the disability or life of our executive officers and directors.

Equity Compensation Plans

Other than the grant of stock options pursuant to the employment agreement with Thomas Megas, we have not established or entered into any equity compensation plans. For information related to our common stock authorized for issuance under equity compensation plans, see Item 5. Market for Common Equity and Related Stockholder Matters.

Director Liability and Indemnification

As permitted by the provisions of the Nevada Revised Statues, our Articles of Incorporation (the “Articles”) eliminates in certain circumstances the monetary liability of our directors for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director (i) for a breach of the director’s duty of loyalty to us or our shareholders; (ii) for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) for liability arising under the Section 78.300 of the Nevada Revised Statues (relating to the declaration of dividends and purchase or redemption of shares in violation of the Nevada private corporation laws); or (iv) for any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or the rights of our shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of on-monetary relief. Such remedies may not be effective in all cases.

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

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as March 15, 2006, and as adjusted to give effect to this offering and exercise of the warrants, stock options and conversion rights under our Preferred Stock, of (i) the only persons known by us to own beneficially more than 5% of our common stock, (ii) each of our directors and executive officers (including those executive officers named in the Summary Compensation Table, see “Item 10. Executive Compensation — Director and Executive Officer Compensation”) and (iii) all of our current executive officers and directors as a group, together with their percentage holdings of the beneficially owned shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there is no family relationship among our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of outstanding common stock that the named person beneficially owns includes common stock shares that the named person has the right to acquire within 60 days of the date of this report (pursuant to exercise of stock options and warrants) and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)	Ownership Percent(2)
Thomas Megas(3) 15 Onslow Gardens, Flat Seven London, England SW7 3AW	1,001,964,571	80.16

Stewart Sytner(4) 1800 Rockway Avenue, Suite 100 Hewlett, New York 11557	750,415,027	60.00

Martin Duffy(5)	33,334.01

	Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)	Ownership Percent(2)
Executive Officers and Directors as a group (two individuals)(6)	1,001,997,905	80.16

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

(2)                                  Rounded to the nearest one-hundredth of one percent, based upon 500,010,229 shares of common stock outstanding.

(3)                                  Mr. Megas is our Chief Executive Officer, President, Acting Chief Financial Officer and one of our Directors. The number of shares and the percentage include 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Megas are convertible.

(4)                                  The number of shares and the percentage include 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Sytner are convertible.

(5)                                Mr. Duffy is one of our Directors.

(6)                                The number of shares and the percentage include 750,000,000 common stock shares into which the 7,500,000 shares of preferred stock owned by Mr. Megas are convertible.

Item 12. Certain Relationships and Related Transactions

Set forth is a description of transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during the four years ending December 31, 2005. These transactions will continue in effect and may result in conflicts of interest between these individuals and us. Although our officers and directors have fiduciary duties to our shareholders and us, there can be no assurance that conflicts of interest will always be resolved in our favor or in favor of our stockholders.

On January 6, 2006 we issued 251,231,084 common stock shares to Abraham International Holdings, SA, a company controlled by Thomas Megas, in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. The shares represented payment in full and had a market value of $25,123, the difference between market value and the total advances was recorded as paid in capital.

On January 6, 2006 we issued 7,500,000 shares of our Series  A  Preferred  Stock  to  Mr. Megas  as settlement of our $223,247 indebtedness owed to Mr. Megas that was incurred during 2000 through 2005. The shares of the Series A Preferred Stock issued to Mr. Megas were recorded at a value of 1,500,000 based upon the market value of the 750,000,000 shares of common stock into which the Series A Preferred Stock shares are convertible.

On January 6, 2006, we issued 7,500,000 shares of our Series A Preferred Stock to Stewart Sytner in reimbursement of $232,272 of costs and expenses incurred by Mr. Sytner on our behalf during the 2000 through 2005. The shares of the Series A Preferred Stock issued to Mr. Sytner were recorded at a value of 1,500,000 based upon the market value of the 750,000,000 shares of common stock into which the Series A Preferred Stock shares are convertible.

We believe that the transactions described above were on terms no less favorable to us than could have been obtained with unrelated third parties.

Item 13. Exhibits

Exhibit No.	Description
3.1	Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-KSB for the year ended 2001 filed with the Commission on April 5, 2006.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form 10-SB filed with the Commission on January 14, 1999.

4.1

Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-KSB for the year ended 2001 filed with the Commission on April 5, 2006.

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

Item 14. Principal Accountant Fees and Services

Fees for Independent Auditors

In December 2005, Sherb & Co., LLP was engaged as our independent auditors to provide professional services the audit of our annual financial statements for the years ended December 31, 2000 and 2001 and review of the unaudited financial statements included in our Quarterly Reports on Form 10-QSB commencing with the three months ended September 30, 2000. On June 8, 2006, we dismissed Sherb & Co., LLP and engaged Lieberman and Associates PA as our independent auditors for the years ended December 31, 2002 through 2005. Sherb & Co., LLP issued its reports on our consolidated financial statements for the years ended December 31, 2002 and 2001 and reviewed our unaudited consolidated financial statements for the three months ended September 30, 2000, March 31, 2001, June 30, 2001, and September 30, 2001.

No audit fees, tax fees and all other fees were billed during 2003 and 2002 by Sherb & Co., LLP and Lieberman and Associates PA. The audit fees, tax fees and all other service fees related to audited of our 2001 through 2005 financial statements, tax services and other accounting service are or will be billed by Sherb & Co., LLP and Lieberman and Associates PA in 2006.

Audit Fees. — Total audit fees for 2002 have not been determined, but are estimated to total $5,000.

Tax Fees. — The fees billed for tax services for the year ended December 31, 2002 was approxitmatly $1,000.

All Other Fees. — We do not anticipate engaging Lieberman and Associates PA for any other services other than those related to the audit of our financial statements and providing of pre-approved tax services.

Audit Committee Pre-Approval Procedures. — Rules and regulations of the Securities and Exchange Commission implemented in accordance with the requirements of Sarbanes-Oxley Act of 2002 require audit committees of companies reporting under and pursuant to the Securities Exchange Act of 1934 to pre-approve audit and non-audit services. Our Board of Directors has not established an Audit Committee; the entire Board of Directors performs the functions of an Audit Committee. Acting in the capacity of an audit committee our Board of Directors follows procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. Circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of our Board of Directors acting in the capacity as an audit committee before engaging our independent public accountants. The procedures require our Board of Directors be informed of each service, and the procedures do not include any delegation of our Board of Directors responsibilities to management. Our Board of

Directors acting in the capacity of an audit committee may delegate pre-approval authority to one or more of its members. The member to whom this authority is delegated will report any pre-approval decisions to our Board of Directors at its next scheduled meeting.

All of the audit-related fees, tax fees and all other fees of Sherb & Co. LLP and Lieberman and Associates PA were pre-approved by our board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP INTERNATIONAL, INC.
(Registrant)

By:	/S/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

Date: June 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS MEGAS	Chief Executive Officer	June 20, 2006
Thomas Megas	President
Acting Chief Financial Officer
Chairman of Board of Directors

/S/ MARTIN DUFFY	Director	June 20, 2006
Martin Duffy

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - for the Year Ended December 31, 2002

Balance Sheets

Statements of Operations

Statements of Shareholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.

We have audited the accompanying balance sheet of Bancorp International Group, Inc. as of December 31, 2002, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lieberman & Associates PA
Lieberman & Associates PA
Certified Public Accountants

June 15, 2006
Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position
As of December 31, 2002

2002
Assets
Total Assets	$—
Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Expenses	$218,227
Current portion of Long Term Debt	170,150
Total Liabilities	388,377
Stockholders’ Equity
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 4,030,078 shares issued and outstanding at December 31, 2002 and December 31, 2001.	403
Additional Paid in Capital	3,792,314
Accumulated Deficit	(4,181,094)
Total Stockholders’ Equity	(388,377)
Total Liabilities and Stockholders’ Equity	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31, 2002

REVENUES	$—
COST OF GOOD SOLD	—
GROSS PROFIT	—
EXPENSES:
Accounting Fees	36,935
Inerest Expense	8,267
General and Administrative Expenses	—
Total Expenses	45,202
NET INCOME/(LOSS)	$(45,202)
Earnings per Share:
Basic	$(0.01)
*Fully Diluted	$—

* The Fully Diluted Earnings Per Share for the year ended December 31, 2002 is antidlutive and therefore not reflected in the financial statements.

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Year Ended December 31, 2002

Cash flow from operating activities:
Net Income / (Loss)	$(45,202)
Non Cash Adjustments:
Prior Year adjustment for interest	590,638
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accounts Payable	(6,408)
Net cash flow provided from operating activities:	539,028
Cash flow from investing activities:
Stockholder Loans	204,784
Net cash flow used in investing activities:	204,784
Cash flow from financing activities:
Proceeds from conversion of Stockholder debt to common stock	(743,811)
Net cash flow from financing activities:	(743,811)
Net increase in cash flow	—
Beginning Cash	—
Ending Cash	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity

	Shares	Par	PIC	Retained Earnings	Total
September 30, 1995	1,097,400	$110	$1,750		$1,860
Balance December 31, 1998	1,097,400	110	1,750	—	1,860
Novmber 10, 1999 - Stock Merger with March Indy Int’l	2,568,858	257	3,121,611		3,121,868
Return of stock in exchage for release of Super Bike Plans	(53,009)	(5)	(65,773)		(65,778)
December 31, 1999				(157,000)	—
Balance December 31, 1999	3,613,249	361	3,057,589	(157,000)	2,900,950
Issue stock for services rendered by major stockholders	277,940	28	344,862	(344,890)	—
June 17, 2000 Convertion of Stockholder Debt	138,889	14	1,312,486		1,312,500
December 31, 2000				(4,656,378)	(4,656,378)
Balance December 31, 2000	4,030,078	403	4,714,937	(5,158,268)	(442,928)
December 31, 2001				(13,421)	(13,421)
Balance December 31, 2001	4,030,078	403	4,714,937	(5,171,689)	(456,349)
Prior Year Adjustments for reversal of expenses deemed to be unrelated to the company.				12,904
Prior Period adjustment for compensation claimed in FY 2000 in excess of fair market value			(922,623)	922,623	—
December 31, 2002				(45,202)	(45,202)
Balance December 31, 2002	4,030,078	$403	$3,792,314	$(4,281,364)	$(501,551)

The accompanying notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002

1.                                                                THE COMPANY

                                                                         N.E.C. Properties, Inc. (“NEC”) was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC’s restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000. In addition, at that time the Company also authorized a 1.77 for 1 forward stock split in anticipation of merger transaction with March Indy International, Inc. (“March” or “March Indy”). The previously issued 1,860,000 common shares were now 3,613,249 common shares.

                                                                         On November 10, 1999, NEC acquired all the outstanding stock of March for 7,706,575 shares of NEC. March was incorporated in Delaware on November 24, 1998 (“inception”). For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction has been treated as a recapitalization of March, with March as the acquirer. The shares issued in the Transaction were treated as being issued for cash and have been shown as outstanding for all periods presented in the same manner as for a stock split.

                                                                         On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions transaction.

                                                                         March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an Internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company’s operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

During the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. (“Bancorp”) in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC, March or Bancorp are to be referred to as the “Company”, unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section 12(g)of the Securities Exchange Act of 1934. The Company has not complied with the reporting obligations since December 31, 2001. The Company is in the process of preparing all required quarterly and annual reports on Form 10-QSB and Form 10-KSB for filing to become current.

2.                                                                GOING CONCERN

                                                                         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $43,741 for the year ended December 31, 2002. Additionally, the Company has no assets and has working capital deficiencies of approximately $500,090 at December 30, 2002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.                                                                SIGNIFICANT ACCOUNTING POLICIES

(a)             Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management’s judgments associated with: other asset valuations and accrued expenses. Actual results could differ from those estimates.

(b)            Loss Per Share - Basic earnings (loss) per share (“EPS”) is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the year ended December 31, 2002 the Company had no potentially dilutive instruments outstanding that could potentially be exercised or converted into common stock.

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

                           As of December 31, 2000 all Long-Lived assets have been deemed impaired and written down to -0-. This expense was included in discontinued operations for the year ended December 31, 2000.

(d)            Fair Value of Financial Instruments - The Company’s financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

(e)             Income Taxes — The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                           The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31, 2002:

Income tax benefit computed at statutory rate	$4,181,094
Changes in valuation allowance	(4,181,094)
Provision for income tax	—

The Company has not recorded a deferred tax asset as of December 31,2002 due to not having filed their required corporate tax returns. Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off-set future income if they should complete an acquisition in the future and achieve profitability.

(h)            Recent Accounting Pronouncements:

(i)                SFAS No. 150 - In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

(iii)          FIN 46 - In January 2003, as revised December 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at the risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for the periods ending after December 15, 2003 for certain types of entities and after December 15, 2004 for other types of entities. The Company is still evaluating the effects the adoption of FIN 46 will have on its consolidated financial position, results of operations or cash flows.

(iv)         In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for Nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of Nonmonetary assets that do not have commercial substance. A Nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company’s year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company’s consolidated financial position, liquidity, or results of operations.

(vi)         In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company will adopt SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on the companies consolidated financial statements.

(vii)      In March 2006, the FASB issued FASB Statement No. 156, this amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify it’s accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

4.                                                                COMMON STOCK

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

5.                                                                SUBSEQUENT EVENTS

(a)             In August 2005, the Company became aware of the unauthorized issuance of approximately 243,842,000 shares of the Company’s common stock (the “Wrongfully Issued Shares”) to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell the Wrongfully Issued Shares on the open market. As per members of management of the Company, they are not aware of, nor do they have any related activities with these entities and individuals.

In September 2005, the Company filed a claim in the District Court of Oklahoma County, Oklahoma, (the “Civil Litigation”) against twelve defendants (the “Defendants”) seeking the return of all the Wrongfully Issued Shares and the Defendants’ receipt of proceeds from the sale of those shares.

In the Civil Litigation the Company alleged that one of the Defendants individually and through various affiliated entities and co-conspirators, including another Defendant, prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 common stock shares of the Company, the previously referred to Wrongfully Issued Shares, which were distributed to various individuals and entities, including other Defendants. Two financial service firms intervened in the Civil Litigation (the “Interveners”) and alleged that the Company negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and the Company.

In conjunction with the Civil Litigation, the Company reached an agreement with one of the Interveners, whereby the Company delivered 25,075,000 common stock shares to one of the Interveners to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to the Intervener to satisfy the requirements of Depository Trust Company (“DTC”) until common stock shares eligible to be resold without restriction could be delivered by the Intervener to cover its short position in the Company’s common stock. Furthermore, the Intervener placed in trust $72,500 to be used to pay the costs of registering the 25,075,000 common stock shares under the Securities Act of 1933, as amended (the “Securities Act”), and the applicable state securities laws in the event that registration was required.

On January 11, 2006, the presiding Judge in the Civil Litigation entered an Order Approving Settlement Agreement (the “Order”). As a result of issuance of the Order, a settlement agreement (the

“Settlement Agreement”) became binding upon the Company and some of Defendants (the “Settling Defendants”) and the Interveners with an effective date of December 8, 2005.

In accordance with the Settlement Agreement, the Company’s claims against the Settling Defendants and the claims of the Settling Defendants against the Company were resolved by the exchange of release of claims, a release of the Wrongfully Issued Shares and payments to the Company in the aggregate sum of $171,546 from funds held by one of the Interveners and the further agreement to pay an additional $277,093. Furthermore, the claims of the Interveners against the Company were exchanged for the issuance of 25,025,000 shares of the Company’s common stock to one of the Interveners and 219,723,000 shares of the Company’s common stock to the Intervener for an aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”). The Newly Issued Shares are required to be deposited with DTC by the Interveners in satisfaction of their short positions with vendors through which securities purchase and sale transactions are cleared on behalf of the Interveners. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

In addition, some of the Settling Defendants agreed to indemnify and hold harmless the Company against all actions, suits, proceedings, demands, and assessments brought by any past, present or future holder of the shares of common stock of the Company in connection with the Settlement Agreement and the various claims of the Company settled in the Settlement Agreement and any associated judgments, attorney’s fees, costs and expenses.

Two of the Defendants, did not execute or participate in the Settlement Agreement and accordingly did not settle the claims asserted against them in the Civil Litigation (“Non-Settling Defendants”). The Company was granted judgments against the Non-Settling Defendants and the Company is negotiating settlements of the judgments with the Non-Settling Defendants, the outcome of which is uncertain as of the date of this report.

(b)            In regard to the above situation, of the unauthorized issuance of common shares, the Company authorized the following:

—              On August 19, 2005, the Company’s Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the “Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of the Company’s 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

The holders of shares of the Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of the Company’s common stock at a ratio of 1 share of Series A Preferred for 100 shares of common stock. The Series A Preferred are entitled to receive dividends of every kind declared and paid to holders of the Company’s common stock, at a rate equal to the set conversion rate of 1:100. In addition, the Preferred A have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A. The Preferred A have voting rights equal to the number of shares of common stock that the Preferred A are convertible into, whether or not converted. In the event of the Company’s liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.

—              On August 21, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

—              On January 6, 2006, the Company amended their Articles of Incorporation. This amendment increased the number of authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

(c)             On January 4, 2006, the Company’s Board of Directors authorized the following:

•           251,231,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. These costs consisted of $33,000 paid to consultants for professional services including accounting and legal services and $3,925 for travel expenses. The shares represented payment in full for the above expenses and had a market value of $25,123, the difference between market value and the total advance was recorded as paid in capital to the Company.

•           7,500,000 shares of Series A Preferred Stock to Mr. Megas as settlement of outstanding debt incurred by the Company to Mr. Megas, between the periods of January 1, 2000 and December 31, 2005. The converted debt had an outstanding value of $223,247.

•           7,500,000 shares of Series A Preferred Stock to a major investor as settlement of outstanding debt incurred by the Company to the investor, between the periods of January 1, 2000 and December 31, 2005. The converted debt had an outstanding value of $225,000.

(d)            The Company has been informed by the US Securities and exchange Commission (the “Commission”) that the Commissions intends to institute proceedings against the Company pursuant to Section 12(j) of the Securities Act of 1934 (the “Exchange Act”). The Commission is alleging violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 there under, to determine whether the Exchange Act registration of the Company’s common stock should be suspended or revoked.

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