Form 10KSB
period 2003-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-06-21
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25261

BANCORP INTERNATIONAL GROUP, INC.
(formerly March Indy International, Inc.)
(Name of small business issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0339817 (I.R.S. Employer Identification No.)

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

The issuer did not generate any revenue for the year ended December 31, 2003.

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
FORM 10-KSB
For the Fiscal Year Ended December 31, 2003

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

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2003, of $4,376,681. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

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

•                   changes in the laws and policies affecting trade, investment and

•                   taxes (including laws and policies relating to the repatriation of funds and withholding taxes);

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

	Common Stock Bid Prices
Quarter Ended:	Low	High
March 31, 2006	$0.0001	$0.0030

December 31, 2005	$0.0010	$0.0200

	Common Stock Bid Prices
Quarter Ended:	Low	High
September 30, 2005	$0.0010	$0.0390
June 30, 2005	$0.0025	$0.0813
March 31, 2005	$0.0400	$0.0800

December 31, 2004	$0.0200	$0.0500
September 30, 2004	$0.0300	$0.0300
June 30, 2004	$0.0300	$0.0300
March 31, 2004	$0.0300	$0.0300

December 31, 2003	$0.0300	$0.0500
September 30, 2003	$0.0500	$0.0600
June 30, 2003	$0.0600	$0.0600
March 31, 2003	$0.0600	$0.0600

December 31, 2002	$0.0600	$0.0600
September 30, 2002	$0.0510	$0.0600
June 30, 2002	$0.0500	$0.1000
March 31, 2002	$0.1000	$0.3000

December 31, 2001	$0.2600	$1.0100
September 30, 2001	$0.1000	$2.0000
June 30, 2001	$0.0100	$0.1500
March 31, 2001	$0.0200	$0.1500

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

Repurchase of Equity Securities

We did not repurchase any of our common stock shares during 2003.

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

Plan category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average xercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders: None

Equity compensation plans not approved by security holders:
Employment Agreement with Thomas Megas(1)	400,000	$1.00	—

Total	400,000		—

(1)                          On February 23, 2006, Mr. Megas released all of his contractual rights under his Employment agreement with us, including the stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00.

Securities Sold Pursuant to Private Placement Offering

We did not sell any securities during 2003.

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

Operations

Our operations for the years ended December 31, 2002 and 2003 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2002 and 2003.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2003, we incurred a net loss of approximately $95,317. In addition, at December 31, 2003 and 2002, we had no assets and working capital deficiencies of approximately $230,000 and $218,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

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

Item 8B. Other Information

                All reports on Form 8-K required to be filed during the three months ended December 31, 2003, 2004 and 2005 has been previously reported on Form 8-K.

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

              The following is a brief description of the business background of our executive officers and directors:

         Thomas Megas is one of our founders and has served as President, Chief Executive Officer and a member of the Board of Directors since inception, and also serves as Chairman of the Board of Directors (since June 5, 2001) and our Acting Chief Financial Officer. From 1992 to 1998, Mr. Megas served as Director of March Europe and as consultant to companies in the design and development of acing cars in Formula One and other Formula One competitors. Mr. Megas has previously been involved in hotel ownership and commercial real estate development in Europe from 1991 to 1999. Mr. Megas earned his B.A. from London University in 1962 in Banking and Finance and his M.B.A. from the Wharton School of the University of Pennsylvania in 1969.

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

                We believe that each person who, at any time during 2003 through 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock failed to comply with the filing requirements of Section 16(a).

Item 10. Executive Compensation

The following table sets forth the total cash compensation, paid or accrued, to our chief executive officer during the years ended December 31, 2005, 2004, 2003, and 2002 who received compensation in excess of $100,000 during each of those years.

Summary Compensation Table

		Annual Compensation(1)
Name and Principal Position	Year	Salary(2)	Bonus(3)
Thomas Megas(4)	2005	$831,875	$—
Chairman of the Board of Directors, Chief Executive Officer,	2004	756,250	$—
President and Acting Chief Financial Officer	2003	687,500	$—
	2002	625,000	$—
	2001	468,750	$—
	2000	145,833	$—

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

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Ownership Percent(2)

Thomas Megas(3) 15 Onslow Gardens, Flat Seven London, England SW7 3AW	1,001,964,571	80.16

Stewart Sytner(4) 1800 Rockway Avenue, Suite 100 Hewlett, New York 11557	750,415,027	60.00

Martin Duffy(5)	33,334.01

Executive Officers and Directors as a group (two individuals)(6)	1,001,997,905	80.16

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
4.1

Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant’s Annual Report on Form 10-KSB for the year ended 2001 filed with the Commission on April 5, 2006

10.1

Settlement Agreement among Registrant, Mario A. Pino, Jean Carlos Medina, Barkev Kibarian, Clearstock, Inc., Global Consulting Group, and Wall Street Group, L.L.C., with effective date of January 6, 2006, incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on March 3, 2006.

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

No audit fees, tax fees and all other fees were billed during 2003 and 2002 by Sherb & Co. LLP and Lieberman and Associates PA. The audit fees, tax fees and all other service fees related to audited of our 2001 through 2005 financial statements, tax services and other accounting service are or will be billed by Sherb & Co., LLP and Lieberman and Associates PA in 2006.

         Audit Fees.  Total audit fees for our 2002 financial statements have not been determined, but are estimated to total $5,000.

         Tax Fees.  The fees billed for tax services for the year ended December 31, 2002 was approxitmatly $1,000.

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

BANCORP INTERNATIONAL, INC.
(Registrant)
	By:	/S/THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer
Date: June 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/THOMAS MEGAS	Chief Executive Officer	June 20, 2006
Thomas Megas	President
Acting Chief Financial Officer
Chairman of Board of Directors

S/MARTIN DUFFY	Director	June 20, 2006
Martin Duffy

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.

We have audited the accompanying balance sheets of Bancorp International Group, Inc. as of December 31, 2003 and December 31, 2002, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group,  Inc. at December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Lieberman & Associates PA
Lieberman & Associates PA
Certified Public Accountants

June 16, 2006
Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position
As of December 31,

	2003	2002
Assets
Total Assets	$—	$—
Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Expenses	230,247	218,227
Current portion of Long Term Debt	353,717	170,150
Total Liabilities	583,964	388,377
Stockholders’ Equity
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 4,030,078 shares issued and outstanding at December 31, 2002 and December 31, 2001.	403	403
Additional Paid in Capital	3,792,314	3,792,314
Accumulated Deficit	(4,376,681)	(4,181,094)
Total Stockholders’ Equity	(583,964)	(388,377)
Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	2003	2002
REVENUES	$—	—
COST OF GOOD SOLD	—	—
GROSS PROFIT	—	—
EXPENSES:
Accounting Fees	—	36,935
Inerest Expense	10,559	8,267
Lodging and Travel	59,076	—
Office Expense	25,682	—
Total Expenses	95,317	45,202
NET INCOME/(LOSS)	$(95,317)	$(45,202)
Earnings per Share:
Basic	$(0.02)	$(0.01)
*Fully Diluted	$—	$—

* The Fully Diluted Earnings Per Share for the years ended December 31, 2003 and December 31, 2002 is antidlutive and therefore not reflected in the financial statements.

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Year Ended December 31,

	2003	2002
Cash flow from operating activities:
Net Income / (Loss)	$(95,317)	$(45,202)
Non Cash Adjustments:
Prior Year adjustment for interest	—	590,638
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accounts Payable	10,559	(6,408)
Net cash flow provided from operating activities:	(84,758)	539,028
Cash flow from investing activities:
Stockholder Loans	84,758	204,784
Net cash flow used in investing activities:	84,758	204,784
Cash flow from financing activities:
Proceeds from conversion of Stockholder debt to common stock	—	(743,811)
Net cash flow from financing activities:	—	(743,811)
Net increase in cash flow	—	—
Beginning Cash	—	—
Ending Cash	$—	$—
Supplemental disclosures by financing activiites	$—	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity

	Shares	Par	PIC	Accumulated Deficit	Total
Balance December 31, 2000	4,030,078	403	4,714,937	(5,158,268)	(442,928)
December 3, 2001 Net Loss				(13,421)	(13,421)
Balance December 31, 2001	4,030,078	403	4,714,937	(5,171,689)	(456,349)
Prior Year Adjustments for reversal of expenses deemed to be unrelated to the company	—	—	—	12,904	12,904
Prior Period adjustment for compensation claimed in FY 2000 in excess of fair market value	—	—	(922,623)	922,623	—
december 31, 2002 Net Loss				(45,202)	(45,202)
Balance December 31, 2002	4,030,078	403	3,792,314	(4,281,364)	(488,647)
December 31, 2003 Net Losss				(95,317)	(95,317)
Balance December 31, 2003	4,030,078	$403	$3,792,314	$(4,376,681)	$(583,964)

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

During the quarter ended September 30, 2001, March changed its nameto Bancorp International Group, Inc. (“Bancorp”) in an attempt toeffect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC,March or Bancorp are to be referred to as the “Company”, unlessreference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section12(g)of the Securities Exchange Act of 1934. The Company has notcomplied with the reporting obligations since December 31, 2001. TheCompany is in the process of preparing all required quarterly andannual reports on Form 10-QSB and Form 10-KSB for filing to become current.

2.                                                                       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $43,741 for the year ended December 31, 2002. Additionally, the Company has no assets and hasworking capital deficiencies of approximately $500,090 atDecember 30, 2002. These conditions raise substantial doubt aboutthe Company’s ability to continue as a going concern. Management’splans with respect to these matters include restructuring itsexisting obligations, raising additional capital through futureissuances of stock and or debentures, and to complete abusiness acquisition for future operations. The accompanyingfinancial statements do not include any adjustments that might benecessary should the Company be unable to continue as a going concern.

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

(b)                Loss Per Share - Basic earnings (loss) per share (“EPS”) is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the year ended December 31, 2002 the Company had no potentially dilutive instruments outstandingthat could potentially be exercised or converted into commonstock.

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

                                 As of December 31, 2000 all Long-Lived assets have been deemed impaired and written down to -0-. This expense was includedin discontinued operations for the year ended December 31, 2000.

(d)                Fair Value of Financial Instruments - The Company’s financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

(e)                 Income Taxes -The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                                 The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31:

	2003	2002
Income tax benefit computed at statutory rate	$4,376,681	$4,281,364
Changes in valuation allowance	(4,376,681)	(4,281,364)
Provision for income tax	—	—

The Company has not recorded a deferred tax asset as of December 31,2003 or December 31, 2002 due to not having filed theirrequired corporate tax returns. Had such returns been filed aresultant deferred tax asset would have been recorded, withthe establishment of a corresponding valuation allowance due tothe probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that itmay use to off-set future income if they should complete anacquisition in the future and achieve profitability.

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

In the Civil Litigation the Company alleged that one of the Defendants individually and through various affiliated entities and co-conspirators, including another Defendant, prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 common stock shares of the Company, the previously referred to Wrongfully Issued Shares, which were distributed to various individuals and entities, including other Defendants. Two financial service firms intervened in the Civil Litigation (the “Interveners”) and alleged that the Company negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure- to-register claims against the Defendants and the Company.

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

(b)                In regard to the above situation, of the unauthorized issuance of common shares, the Company authorized the following:

-                              On August 19, 2005, the Company’s Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the “Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of the Company’s 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

(c)                 On January 4, 2006, the Company’s Board of Directors authorized the following:

•             251,231,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. These costs consisted of $33,000 paid to consultants for professional services includingaccounting and legal services and $3,925 for travel expenses. The shares represented payment in full for the above expenses and had a market value of $25,123, the difference between market value and the total advance was recorded as paid in capital to the Company.

•             7,500,000 shares of Series A Preferred Stock to Mr. Megas as settlement of outstanding debt incurred by the Company to Mr. Megas, between the periods of January 1, 2000 and December 31, 2005. The converted debt had an outstandingvalue of $223,247.

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