Form 10KSB
period 2004-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-06-21
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-25261

BANCORP INTERNATIONAL GROUP, INC.

(formerly March Indy International, Inc.)

(Name of small business issuer in its Charter)

NEVADA	88-0339817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The issuer did not generate any revenue for the year ended December 31, 2004.

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
FORM 10-KSB
For the Fiscal Year Ended December 31, 2004

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

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2004, of $4,477,348. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

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

	Number of Votes Cast_
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

Repurchase of Equity Securities

We did not repurchase any of our common stock shares during 2004.

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

We did not sell any securities during 2004.

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

Operations

Our operations for the years ended December 31, 2003 and 2004 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2003 and 2004.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2004, we incurred a net loss of approximately $100,667. In addition, at December 31, 2004 and 2003, we had no assets and working capital deficiencies of approximately $243,000 and $230,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

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

We believe that each person who, at any time during 2004 through 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock failed to comply with the filing requirements of Section 16(a).

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

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Ownership Percent(2)
Thomas Megas(3)	1,001,964,571	80.16
15 Onslow Gardens, Flat Seven London, England SW7 3AW

Stewart Sytner(4)	750,415,027	60.00
1800 Rockway Avenue, Suite 100 Hewlett, New York 11557

Martin Duffy(5)	33,334.01

Executive Officers and Directors as a group (two individuals)(6)	1,001,997,905	80.16

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

No audit fees, tax fees and all other fees were billed during 2004 and 2003 by Sherb & Co. LLP and Lieberman and Associates PA. The audit fees, tax fees and all other service fees related to audited of our 2001 through 2005 financial statements, tax services and other accounting service are or will be billed by Sherb & Co., LLP and Lieberman and Associates PA in 2006.

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
Martin Duffy

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - for the Years Ended December 31, 2003 and 2002

Balance Sheets

Statements of Operations

Statements of Shareholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.

We have audited the accompanying balance sheets of Bancorp International Group, Inc. as of December 31, 2004 and December 31, 2003, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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
Lieberman & Associates PA
Certified Public Accountants

June 16, 2006
Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position
As of December 31,

	2004	2003
Assets

Total Assets	$—	$—

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Expenses	243,697	230,247
Current portion of Long Term Debt	440,934	353,717
Total Liabilities	684,631	583,964

Stockholders’ Equity
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 4,030,078 shares issued and outstanding at December 31, 2002 and December 31, 2001	403	403
Additional Paid in Capital	3,792,314	3,792,314
Accumulated Deficit	(4,477,348)	(4,376,681)
Total Stockholders’ Equity	(684,631)	(583,964)

Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	2004	2003
REVENUES	$—	$—

COST OF GOOD SOLD	—	—

GROSS PROFIT	—	—

EXPENSES:
Accounting Fees	1,495	—
Interest Expense	13,450	10,559
Lodging and Travel	47,492	59,076
Office Expense	38,230	25,682
Total Expenses	100,667	95,317

NET INCOME/(LOSS)	$(100,667)	$(95,317)

Earnings per Share:

Basic	$(0.02)	$(0.02)

*Fully Diluted	$—	$—

*                    The Fully Diluted Earnings Per Share for the years ended December 31, 2003 and December 31, 2002 is antidlutive and therefore not reflected in the financial statements.

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Year Ended December 31,

	2004	2003
Cash flow from operating activities:

Net Income / (Loss)	$(100,667)	$(95,317)

Non Cash Adjustments:
Prior Year adjustment for interest	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accounts Payable	13,450	10,559
Net cash flow provided from operating activities:	(87,217)	(84,758)

Cash flow from investing activities:
Stockholder Loans	87,217	84,758
Net cash flow used in investing activities:	87,217	84,758

Cash flow from financing activities:
Proceeds from conversion of Stockholder debt to common stock	—	—
Net cash flow from financing activities:	—	—

Net increase in cash flow	—	—
Beginning Cash	—	—
Ending Cash	$—	—

Supplemental disclosures by financing activiites	$—	—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity

	Shares	Par	PIC	Accumulated Deficit	Total
Balance December 31, 2001	4,030,078	403	4,714,937	(5,171,689)	(456,349)
Prior Year Adjustments for reversal of expenses deemed to be unrelated to the company	—	—	—	12,904	12,904
Prior Period adjustment for compensation claimed in FY 2000 in excess of fair market value	—	—	(922,623)	922,623	—
december 31, 2002 Net Loss				(45,202)	(45,202)
Balance December 31, 2002	4,030,078	403	3,792,314	(4,281,364)	(488,647)
December 31, 2003 Net Loss				(95,317)	(95,317)
Balance December 31, 2003	4,030,078	403	3,792,314	(4,376,681)	(583,964)
December 31, 2004 Net Loss				(100,667)	(100,667)
Balance December 31, 2004	4,030,078	$403	$3,792,314	$(4,477,348)	$(684,631)

The accompanying notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2004 and December 31, 2003

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

2.                                                                                       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $101,000 for the year ended December 31, 2004 and $95,000 for the year ended December 31, 2003. Additionally, the Company has no assets and has working capital deficiencies of approximately $685,000 and $584,000 at December 30, 2004 and December 31, 2003 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(d)                                 Fair Value of Financial Instruments — The Company’s financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31:

	2004	2003
Income tax benefit computed at statutory rate	$4,477,348	$4,376,681
Changes in valuation allowance	(4,477,348)	(4,376,681)
Provision for income tax	—	—

The Company has not recorded a deferred tax asset as of December 31, 2004 or December 31, 2003 due to not having filed their required corporate tax returns. Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off-set future income if they should complete an acquisition in the future and achieve profitability.

(h)                                 Recent Accounting Pronouncements:

(i)                                     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment for APB Opinion No. 29”. This statement amends APB Opinion No. 29 to eliminate the exception for Nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of Nonmonetary assets that do not have commercial substance. A Nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company’s year ended December 31, 2006. Management is currently evaluating the impact of the adoption of SFAS No. 153 on the Company’s consolidated financial position, liquidity, or results of operations.

(ii)                                  In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company will adopt SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on the companies consolidated financial statements.

(iii)                               In March 2006, the FASB issued FASB Statement No. 156, this amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify it’s accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

(b)                                 In regard to the above situation, of the unauthorized issuance of common shares, the Company authorized the following:

•                                          On August 19, 2005, the Company’s Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the “Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of the Company’s 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

•                                          On August 21, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

•                                          On January 6, 2006, the Company amended their Articles of Incorporation. This amendment increased the number of authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

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