Form 10KSB
period 2005-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-06-21
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days.    Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The issuer did not generate any revenue for the year ended December 31, 2005.

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

FORM 10-KSB

For the Fiscal Year Ended December 31, 2005

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

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2005, of $4,577,949. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

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

Repurchase of Equity Securities

We did not repurchase any of our common stock shares during 2005.

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

We did not sell any securities during 2005.

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

Operations

Our operations for the years ended December 31, 2004 and 2005 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2004 and 2005.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2005, we incurred a net loss of approximately $100,601. In addition, at December 31, 2005 and 2004, we had no assets and working capital deficiencies of approximately $259,000 and $243,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

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
Martin Duffy

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.

We have audited the accompanying balance sheets of Bancorp International Group, Inc. as of December 31, 2005 and December 31, 2004, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Lieberman & Associates PA
Lieberman & Associates PA
Certified Public Accountants

June 16, 2006
Ft. Lauderdale, Florida

Bancorp International Group, Inc.

Statement of Financial Position

As of December 31,

	2005	2004
Assets
Total Assets	$—	$—
Liabilities and Stockholders’ Equity
Accounts Payable and Accrued Expenses	258,713	243,697
Current portion of Long Term Debt	526,519	440,934
Total Liabilities	785,232	684,631
Stockholders’ Equity
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 4,030,078 shares issued and outstanding at December 31, 2002 and December 31, 2001.	403	403
Additional Paid in Capital	3,792,314	3,792,314
Accumulated Deficit	(4,577,949)	(4,477,348)
Total Stockholders’ Equity	(785,232)	(684,631)
Total Liabilities and Stockholders’ Equity	$—	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	2005	2004
REVENUES	$—	—
COST OF GOOD SOLD	—	—
GROSS PROFIT	—	—
EXPENSES:
Accounting Fees	—	1,495
Interest Expense	15,016	13,450
Lodging and Travel	85,585	47,492
Office Expense	—	38,230
Total Expenses	100,601	100,667
NET INCOME/(LOSS)	$(100,601)	$(100,667)
Earnings per Share:
Basic	$(0.02)	$(0.02)
*Fully Diluted	$—	$—

* The Fully Diluted Earnings Per Share for the years ended December 31, 2003 and December 31, 2002 is antidlutive and therefore not reflected in the financial statements.

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.

Statement of Changes in Cash Flow

For the Year Ended December 31,

	2005	2004
Cash flow from operating activities:
Net Income / (Loss)	$(100,601)	$(100,667)
Non Cash Adjustments:
Prior Year adjustment for interest	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Accounts Payable	15,016	13,450
Net cash flow provided from operating activities:	(85,586)	(87,217)
Cash flow from investing activities:
Stockholder Loans	85,585	87,217
Net cash flow used in investing activities:	85,585	87,217
Cash flow from financing activities:
Proceeds from conversion of Stockholder debt to common stock	—	—
Net cash flow from financing activities:	—	—
Net increase in cash flow	—	—
Beginning Cash	—	—
Ending Cash	$—	$—
Supplemental disclosures by financing activiites	$—	$—

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.

Statement of Stockholders’ Equity

	Shares	Par	PIC	Accumulated Deficit	Total
Balance December 31, 2002	4,030,078	403	3,792,314	(4,281,364)	(488,647)
December 31, 2003 Net Loss				(95,317)	(95,317)
Balance December 31, 2003	4,030,078	403	3,792,314	(4,376,681)	(583,964)
December 31, 2004 Net Loss				(100,667)	(100,667)
Balance December 31, 2004	4,030,078	$403	3,792,314	(4,477,348)	(684,631)
December 31, 2005 Net Loss				(100,601)	(100,601)
Balance December 31, 2005	4,030,078	403	$3,792,314	$(4,577,949)	$(785,232)

The accompanying notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2005 and December 31, 2004

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

2.                        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $101,000 and $101,000 for the years ended December 31, 2005 and December 31, 2004. Additionally, the Company has no assets and has working capital deficiencies of approximately $785,000 and $685,000 at December 30, 2005 and 2004 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its  existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial  statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e)           Income Taxes - The Company accounts for income taxes in  accordance with Financial Accounting Standards Board (“FASB”)  Statement of Financial Accounting Standards (“SFAS”) No. 109,  “Accounting for Income Taxes.” The Company recognizes deferred  tax assets and liabilities based on the difference between the  financial statement carrying amounts and the tax bases of the  assets and liabilities, using the effective tax rates in the  years in which the differences are expected to reverse. A  valuation allowance related to the deferred tax asset is also  recorded when it is probable that some or all of the deferred tax  asset will not be realized. Income tax expense consists of the  tax payable for the period and the change during the period in  deferred tax assets and liabilities.

The following is a reconciliation of income tax expense computed  using the statutory Federal rate for the years ended December 31:

	2003	2003
Income tax benefit computed at statutory rate	$4,577,949	$4,477,348
Changes in valuation allowance	(4,577,949)	(4,477,348)
Provision for income tax	—	—

The Company has not recorded a deferred tax asset as of December  31,2005 or December 31, 2004 due to not having filed their required corporate tax returns. Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off- set future income if they should complete an acquisition in the future and achieve profitability.

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

4.                        STOCKHOLDERS EQUITY

In August 2005, the SEC temporarily suspended trading of the Company because it appeared at that time all of the securities trading in the name of Bancorp International Group, Inc. and  purportedly signed by the Thomas Megas as President and M. Puig as Secretary were counterfeit. Subsequent to this event the share resumed trading.

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

In September 2005 the Company entered into a joint agreement with ESC Oil  Export. Ltd to sell the oil and gas reserves of Papua New Guinea. The agreement  is contingent upon the government of Papua New Guinea’s acceptance of the  proposed gas and supply contracts.