Form 10QSB
period 2006-03-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-07-07
CIK 1076779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐            TRANSITON REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

YES ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AS OF
Common Stock	July 3, 2006
Par value $0.001 per share	500,010,229 Shares

Transitional Small Business Disclosure Format: Yes ☐   No ☒

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements presented in this report were prepared and included in this report in accordance with Regulation S-X and Regulation S-B and appear in this report beginning on page F-1.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

We have included some forward-looking statements in this section and other places in  this  report  regarding  our  expectations.  These forward-looking statements  involve  known and unknown  risks,  uncertainties  and other factors which  may  cause  our  actual  results,  levels  of  activity,  performance  or achievements,  or industry results,  to be materially  different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking  statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including  “believes,” “expects,”  “may,” “will,”  “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future operating results or of our future financial condition, or state other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Readers are cautioned to consider the specific business risk factors described under the caption “Additional Factors that May Affect Our Future Results” appearing under “Item 1. Description of Business” of our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on June 21, 2006, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Overview

We are a “blank check company” that has not conducted any business activities since 2000 and  “shell company” without any assets. Furthermore, since our inception we have not generated any revenue from operations and, accordingly, are a development stage enterprise.

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

During the calendar quarter ended September 30, 2001, we changed our name to Bancorp International Group, Inc.

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

Operations

Since our inception, we have not realized any revenue from operations. We discontinued our motor racing business activities in the third quarter of 2000 and have not undertaken any business activities since. Accordingly, all of these activities were reflected as discontinued operations in 2000 and a loss of $4,488,503.

In September 2005 we entered into a non-binding joint venture agreement with ESC Oil Export, Ltd. Under the terms of this joint venture arrangement, we will obtain the rights to sell and market the oil and natural gas production from the petroleum reserves of Papua New Guinea. This joint venture agreement is subject to the approval and acceptance by the government of Papua New Guinea of certain related natural gas and supply contracts. Until the governmental approval and acceptance are obtained, our joint venture agreement with ESC Oil Export, Ltd. will not be binding or effective. Because we are only in the preliminary stages of this joint venture with ESC Oil Export, Ltd., we have not completed a definitive plan of operation. As of the date of this report, other than the non-binding joint venture agreement with ESC Oil Export, Ltd., we are not considering any other plan of operation.

Our operations for the three months ended March 31, 2006 and 2005 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during the three months ended March 31, 2006 and 2005.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern. During the three months ended March 31, 2006, we incurred a net loss of $68,789 and at March 31, 2006 and December 31, 2005, we had a cumulative deficit of $4,898,737 and 4,577,949, respectively. In addition, at March 31, 2006, we had a working capital deficit of $172,338. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

12-Month Overhead Budget

Although our joint venture agreement with ESC Oil Export, Ltd. is contingent upon obtaining approval and acceptance of the proposed terms of certain natural gas and supply contracts by the government of Papua New Guinea, we have prepared a budget for the 12 months ending June 30, 2007 based upon obtaining this governmental approval. Accordingly, our budgeted overhead expenses for the 12 months ending June 30, 2007 are as follows:

Expenditures:	Per Month	12 Months
Travel expenses	$8,750	$105,000
Hotel accommodations	2,500	30,000
Rent and office expenses	1,000	12,000
Employee compensation	2,667	32,000
Accounting expenses	7,500	90,000
Utilities and telephone	3,000	36,000
Transfer agent	625	7,500
Office supplies and equipment	1,042	12,500
Miscellaneous expenses	833	10,000
Total Administrative Expenditures	$27,917	$335,000

Additional Financial Commitments.  Other than our commitments discussed above, we do not have any capital commitments. Because we do not have any assets, additional capital resources and funding will be required in the event we obtain the Papua New Guinea governmental approval of our proposed natural gas and supply contracts and proceed with our joint venture arrangements with ESC Oil Export, Ltd. We have not formalized any plans for obtaining the necessary additional capital resources and funding, and have not obtained any related commitments related. We anticipate however that, on a short-term basis, Thomas Megas (our controlling shareholder and Chief Executive Officer and one of our directors) will provide the necessary capital resources and funding through loans until alternative funding arrangements are completed. These funding arrangements may include either or a combination of sales of common stock shares or lending arrangements; however, there is no assurance that these sales or arrangements will become available or will be on terms acceptable to us. Unless the necessary capital resources are obtained, we may unable to proceed with our joint venture arrangement with ESC Oil Export, Ltd. even though governmental approval may have been obtained.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Chief Executive Officer and Acting Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Thomas Megas, our Chief Executive Officer and Acting Chief Financial Officer, based upon his evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully ineffective as of the last day of the period covered by this report and reported to our auditors and board of directors that there are no controls and procedures and internal control over financial reporting during the period covered by this report and that all of which materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting the evaluation of our disclosure controls and procedures and internal controls over financial reporting, Mr. Megas did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, although the disclosure controls and procedures and internal controls over financial reporting were deficient and absent, there were no changes made in our disclosure controls and procedures, internal controls over financial reporting, or other factors that would eliminate the deficiencies in our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Although significant deficiencies or material weaknesses existed, no corrective actions were taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures because of the lack of required financial resources to correct such deficiencies and weaknesses.

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

The Defendants, The Grace Trust, Charles Weller, and Felica Morales (“Non-Settling Defendants”), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. We received judgments against the Non-Settling Defendants, other than The Grace Trust, and are currently pursuing collection of these judgments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed above under “Part II - Item 1. Legal Proceedings,” pursuant to the Settlement Agreement, we issued 25,025,000 shares of the Company’s common stock to JH Darbie & Co. and 219,723,000 shares of the Company’s common stock to Capital Growth Financial, L.L.C. for the aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”). The Newly Issued Shares were required to be deposited with Depository Trust Company in satisfaction of their short positions with companies that clear securities purchase and sale transactions on behalf of JH Darbie & Co. and Capital Growth Financial, L.L.C. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act.

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

On January 4, 2006, our Board of Directors authorized the issuance of :

•                                        251,223,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on our behalf in his capacity as our Chairman and Chief Executive Officer. These costs consisted of $33,000 paid to consultants for their providing of accounting services and $3,925 for travel expenses. Mr. Megas serves as our Chairman of the Board of Directors and Chief Executive Officer. Furthermore, our Board of Directors authorized the issuance of

•                                        7,500,000 shares of our Series A Preferred Stock to Mr. Megas in reimbursement of $310,000 in costs and expenses incurred by Mr. Megas on our behalf during 2002 through 2005; and

•                                        7,500,000 shares of our Series A Preferred Stock to Stuart Sytner in reimbursement of $242,775 in costs and expenses incurred by Mr. Sytner on our behalf during 2002 through 2005.

These shares were issued to Messrs. Megas and Sytner pursuant to registration exemptions under Section 4(6) of the Securities Act and Rule 506 of Regulation D. Each of Messrs. Megas and Sytner qualify as an “accredited investor” within the meaning of Rule 501(a) of Regulation D. No commissions or other form of remuneration was paid in connection with the issuance of these shares of common stock and Series A Preferred Stock to Messrs. Megas and Sytner.

Item 3. Defaults Upon Senior Securities.

We are not in default on any senior securities.

Item 4. Submission of Matters to a Vote of Securities Holders.

During the three months ended March 31, 2006, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5. Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the three months ended March 31, 2006 that has not been previous reported on Form 8-K.

Item 6. Exhibits.

Exhibit	Description
31	Rule 13a - 14(a)/15d - 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the  requirements  of the  Securities  Exchange  Act of  1934,  the Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

BANCORP INTERNATIONAL GROUP, INC.

DATE: July 3, 2006	/s/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013

Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of March 31, 2006, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the three months then ended. These financial statements are the responsibility of the company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquires of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Lieberman & Associates

Lieberman & Associates P.A.
Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position
As of

	March 31, 2006	December 31, 2005
Assets

Cash	$1,128	$—
Subscription Receivable	267,549	—
Total Assets	$268,677	$—

Liabilities and Stockholders’ Equity

Accounts Payable and Accrued Expenses	$268,762	$267,076

Current portion of Long Term Debt	172,125	526,519

Total Liabilities	440,887	793,595

Stockholders’ Equity

Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 255,261,162 shares issued and outstanding at March 31, 2006 and 4,030,078 issued and outstanding at December 31, 2005.	50,001	403

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at March 31, 2006 and no shares issued or outstanding at December 31, 2005.	1,500	—

Additional Paid in Capital	4,675,027	3,792,314
Accumulated Deficit	(4,898,737)	(4,586,312)
Total Stockholders’ Equity	(172,209)	(793,595)

Total Liabilities and Stockholders’ Equity	$268,677	$—

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Quarter Ended March 31,

	2006	2005
REVENUES	$—	$—

COST OF GOOD SOLD	—	—

GROSS PROFIT	—	—

EXPENSES:
Accounting Fees	88,000	—
Legal Fees	50,000	—
Consulting Fees	69,756	—
Transfer Agent Fees	4,000	—
Interest Expense	1,686	3,504
Lodging and Travel	45,965	16,845
Office Expense	53,019	—
Total Expenses	312,426	20,349

NET INCOME/(LOSS)	$(312,426)	$(20,349)

Earnings per Share:

Basic	$(0.08)	$(0.01)

*Fully Diluted	$—	$—

* The Fully Diluted Earnings Per Share for the quarter ended March 31, 2006.

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Quarter Ended March 31,

	2006	2005
Cash flow from operating activities:
Net Income / (Loss)	$(312,426)	$(20,349)

Non Cash Adjustments:
Prior Year adjustment for interest	(47,292)
Prior Year adjustments for unrecorded liabilities	(41,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Subscription Receivable	(267,549)
Increase in Accounts Payable and Accrued Expenses	21,560	20,349
Net cash flow provided from operating activities:	(647,029)	—

Cash flow from investing activities:
Stockholder Loans	162,593	—
Net cash flow used in investing activities:	162,593	—

Cash flow from financing activities:
Proceeds from sale of common stock	485,564	—
Net cash flow from financing activities:	485,564	—

Net increase in cash flow	1,128	—
Beginning Cash	—	—
Ending Cash	$1,128	$—

Supplemental disclosures by financing activites
Conversion of Debt to Equity	$448,247	$—
Interest Expense	1,686	4,397

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity
For the Quarter Ended March 31,

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	PIC	Deficit	Total

Balance December 31, 2004	4,030,078	$403	—	$—	$3,792,314	$(4,477,348)	$(684,631)

December 31, 2005 Net Loss						(108,964)	(108,964)
Balance December 31, 2005	4,030,078	403	—	—	3,792,314	(4,586,312)	(793,595)
Exchange for equity	251,231,084	25,123			11,802		36,925
Stockholders			15,000,000	1,500	446,747		448,247
Settlement of lawsuit	244,748,000	24,475			424,164		448,639
March 31, 2006 Net Loss						—	—
Balance March 31, 2006	500,009,162	$50,001	15,000,000	$1,500	$4,675,027	$(4,586,312)	$140,216

The attached notes are an integral part of these financial statements.

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006

1.                  THE COMPANY

N.E.C. Properties, Inc. (“NEC”) was incorporated on September 16 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC’s restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000. In addition, at that time the Company also authorized a 1.77 for 1 forward stock split in anticipation of merger transaction with March Indy International, Inc. (“March” or “March Indy”). The previously issued 1,860,000 common shares were now 3,613,249 common shares.

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

On June 17, 2000 the Company declared a one for three (l:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions transaction. March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an Internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company’s operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

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

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements, included in its December 31, 2005 Form 10-KSB filed with the Securities and Exchange Commission.

2.                  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concem. The Company has incurred net losses of approximately $101,000 and $101,000 for the years ended December 31, 2005 and December 31, 2004. Additionally, the Company has no assets and has working capital deficiencies of approximately $785,000 and $685,000 at December 30, 2005 and 2004 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concem. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concem.

3.                  SIGNIFICANT ACCOUNTING POLICIES

(a)    Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires mananement to make estimates and - assumpions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management’s judgments associated with: other asset valuations and accrued expenses. Actual results could differ from those estimates.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31:

	2006	2005
Income tax benefit computed at statutory rate	$4,898,737	$4,586,312
Changes in valuation allowance	(4,898,737)	(4,586,312)
Provision for income tax	—	—

The Company has not recorded a deferred tax asset as of December 31, 2005 due to not having filed their required corporate tax returns. Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off-set future income if they should complete an acquisition in the future and achieve profitability.

4.                  LEGAL ACTONS

(a)    On January 11, 2006, the presiding Judge in a Civil Litigation regarding fraudulent sales of common stock of the Company by unauthorized agents entered an Order Approving a binding Settlement Agreement (the “Order”). As a result of issuance of the Order the Company and some of Defendants (the “Settling Defendants”) and the parties bringing suit were bound to the agreement with an effective date of December 8,2005.

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

(b)    The Company has been informed by the US Securities and Exchange Commission (the “Commission”) that the Commissions intends to institute proceedings against the Company pursuant to Section 12(j) of the Securities Act of 1934 (the “Exchange Act”). The Commission is alleging violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 there under, to determine whether the Exchange Act registration of the Company’s common stock should be suspended or revoked.

The Company is currently in the process of curing the above violations. The Company has not determined what effect to the Company, or its shareholders, will result if the Company is unable to cure these violations.

5.                  STOCKHOLDER’S EQUITY

In regard to the litigation discussed above the Company authorized the following:

(a)    On August 19, 2005, the Company’s Board of Directors approved and adopted Certificate of Designation Preferences and Right of Preferred Stock (the “Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of the Company’s 15,000,000 authorized shares of preferred stock, $.0001 par value, to be designated as the Series A Convertible Preferred Stock (the “Series A Preferred Stock”).

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

(b)    On August 21, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

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