Form 10QSB
period 2006-06-30
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-08-17
CIK 1076779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITON REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

YES ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AS OF
Common Stock	August 15, 2006
Par value $0.001 per share	500,010,229 Shares

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

Our operations for the three months and six months ended June 30, 2006 and 2005 were primarily of a corporate nature including legal, accounting and general corporate administrative matters.  We did not conduct any business enterprise activities during the three and six months ended June 30, 2006 and 2005.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern.  During the six months ended June 30, 2006, we incurred a net loss of $361,876 and at June 30, 2006 we had a cumulative deficit of $4,948,188.  In addition, at June 30, 2006, we had a working capital deficit of $221,660. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the three months ended June 30, 2006, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the three months ended June 30, 2006 that has not been previous reported on Form 8-K.

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

BANCORP INTERNATIONAL GROUP, INC.

DATE: August 16, 2006	/S/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

The Board of Directors

Bancorp International Group, Inc.

3126 South Blvd.

Suite 264

Edmond, OK 73013

Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of June 30, 2006, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the six months then ended. These financial statements are the responsibility of the company’s management.

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

/s/ Lieberman & Associates

Lieberman & Associates P.A.

Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position

		December 31,
	June 30, 2006	2005
	(Unaudited)
Assets

Cash	$495	$—
Subscription Receivable	267,549	—

Total Assets	$268,044	$—

Liabilities and Stockholders’ Deficit

Accounts Payable and Accrued Expenses	$285,888	$267,076
Current portion of Long Term Debt	203,816	526,519

Total Liabilities	489,704	793,595

Stockholders’ Deficit
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 500,009,162 shares issued and outstanding at June 30, 2006 and 4,030,078 issued and outstanding at December 31, 2005.	50,001	403
Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at June 30, 2006 and no shares issued or outstanding at December 31, 2005.	1,500	—
Additional Paid in Capital	4,675,027	3,792,314
Accumulated Deficit	(4,948,188)	(4,586,312)

Total Stockholders’ Equity	(221,660)	(793,595)

Total Liabilities and Stockholders’ Deficit	$268,044	$—

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
(Unaudited)

	Quarter to date ended		Year to date ended
	2006	2005	2006	2005

Gross Revenues	$—	$—	$—	$—

Development Expemse
Accounting Fees	25,000	—	113,000	—
Legal Fees	15,374	—	65,374	—
Consulting Fees	633	—	70,389	—
Transfer Agent Fees	—	—	4,000	—
Interest Expense	1,753	3,504	3,439	7,009
Lodging and Travel	6,691	27,911	52,656	44,757
Office Expense	—	—	53,019	—
Total Development Expenses	49,450	31,416	361,876	51,765

Net (Loss)	$(49,450)	$(31,416)	$(361,876)	$(51,765)

Earnings per Share:

Basic	$—	$—	$—	$—

Fully Diluted	$—	$—	$—	$—

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
(Unaudited)

	Year to date ended June 30,
	2006	2005

Development stage activities:
Net Income / (Loss)	$(361,876)	$(51,765)
Adjustments to reconcile net loss to net cash used in development stage activities:
Prior Year adjustment for interest	—	(32,275)
Changes in operating assets and liabilities
Increase in Subscription Receivable	(267,549)	—
Increase in Accounts Payable and Accrued Expenses	18,812	7,009
Net cash flow provided from development stage activities:	(610,614)	(77,032)

Investing activities:
Increase in Investments
Stockholder Loans	(322,703)	77,032
Net cash flow used in investing activities:	(322,703)	77,032

Financing activities:
Proceeds from sale of common stock	933,811	—
Net cash flow from financing activities:	933,811	—

Net increase in cash flow	494	—
Beginning Cash	—	—
Ending Cash	$494	$—

Supplemental disclosures by financing activites
Conversion of Debt to Equity	$—	$—
Interest Expense	1,753	7,009

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock Series A		Paid in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance December 31, 2005	4,030,078	403	—	—	3,792,314	(4,586,312)	(793,595)
Expenses paid by Stockholders in exchange for equity	251,231,084	25,123	—	—	11,802	—	36,925
Conversion of debt payable to Stockholders	—	—	15,000,000	1,500	446,747	—	448,247
Settlement of lawsuit	244,748,000	24,475	—		424,164	—	448,639
Net Loss - March 31, 2006	—	—	—	—	—	(312,426)	(312,426)
March 31, 2006 (unaudited)	500,009,162	50,001	15,000,000	1,500	4,675,027	(4,898,738)	(172,210)

Net Loss - June 30, 2006	—	—	—	—	—	(49,450)	(49,450)
June 30, 2006 (unaudited)	500,009,162	$50,001	15,000,000	$1,500	$4,675,027	$(4,948,188)	$(221,660)

The attached notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended March 31, 2006

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

2.             SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management’s judgments associated with other asset valuations and accrued expenses. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents – The Company considers cash in banks, commercial paper and other highly liquid investments with insignificant interest rate risk and maturities if three months or less at the time of acquisition to be cash and cash equivalents. The Company’s Cash and Cash Equivalents balance as of June 30, 2006 includes $495.00 held by a commercial bank in Spain.

(c) Loss Per Share - Basic earnings (loss) per share (“EPS”) is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. As of December 31, 2005 there were no potentially dilutive outstanding that could be exercised or converted into common stock. In January 2006 the Company issued 15,000,000 share of convertible preferred stock. The potential dilutive effect has not been disclosed because the impact on earnings per share would be anti-dilutive.

(d) Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of June 30, 2006 and December 31, 2005 all Long-Lived assets have been deemed impaired and written down to -0-.

(e) Fair Value of Financial Instruments - The Company’s financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

(f) Income Taxes – The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax bases of the assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse. A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or all of the deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the years ended December 31:

	2006	2005
Income tax benefit computed at statutory rate	$4,948,188	$4,586,312
Changes in valuation allowance	(4,948,188)	(4,586,312)
Provision for income tax	—	—

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

3.                     LEGAL ACTONS

(a) On January 11, 2006, the presiding Judge in a Civil Litigation regarding fraudulent sales of common stock of the Company by unauthorized agents entered an Order Approving a binding Settlement Agreement (the “Order”). As a result of issuance of the Order the Company and some Defendants (the “Settling Defendants”) and the parties bringing suit were bound to the agreement with an effective date of December 8, 2005.

In accordance with the Settlement Agreement, the Company’s claims against the Settling Defendants and the claims of the Settling Defendants against the Company were resolved by the exchange of release of claims, a release of the wrongfully issued shares and payments to the Company in the aggregate sum of $171,546 from funds held by one of the Interveners and the further agreement to pay an additional $277,093. Furthermore, the claims of the Interveners against the Company were exchanged for the issuance of 25,025,000 shares of the Company’s common stock to one of the Interveners and 219,723,000 shares of the Company’s common stock to the other Intervener for an aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”). The Newly Issued Shares are required to be deposited with DTC by the Interveners in satisfaction of their short positions with vendors through which securities purchase and sale transactions are cleared on behalf of the Interveners. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

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

Two of the Defendants did not execute or participate in the Settlement Agreement and accordingly did not settle the claims asserted against them in the Civil Litigation (“Non-Settling Defendants”). The Company was granted judgments against the Non-Settling Defendants and the Company is negotiating settlements of the judgments with the Non-Settling Defendants, the outcome of which is uncertain as of the date of this report.

(b) The Company has been informed by the US Securities and Exchange Commission (the “Commission”) that the Commission intends to institute proceedings against the Company pursuant to Section 12(j) of the Securities Act of 1934 (the “Exchange Act”). The Commission is alleging violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 the consequence of which could result in the suspension or revocation of the Company’s ability to trade.

The Company is currently in the process of curing the above referenced violations.

4. STOCKHOLDER’S EQUITY

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

The holders of shares of the Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of the Company’s common stock at a ratio of 1 share of Series A Preferred for 100 shares of common stock. The Series A Preferred are entitled to receive dividends of every kind declared and paid to holders of the Company’s common stock, at a rate equal to the set conversion rate of 1:100. In addition, the Preferred A have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Preferred A. The holder’s of the Preferred Series A have voting rights equal to the number of shares of common stock that the Preferred A are convertible into, whether or not converted. In the event of the Company’s liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.

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