Form 10QSB
period 2006-09-30
BANCORP INTERNATIONAL GROUP, INC.
filed 2006-11-13
CIK 1076779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

))))))))))))))))))))))))
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☒	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

CLASS	OUTSTANDING AS OF
Common Stock	September 9, 2006
Par value $0.001 per share	500,010,229 Shares

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

Overview

We are a “blank check company” that has not conducted any business activities since 2000 and a “shell company.”  Furthermore, since our inception we have not generated any revenue from operations and, accordingly, are a development stage enterprise.

We were initially incorporated as N.E.C. Properties, Inc. (“NEC”) on September 16, 1995, under the laws in the State of Nevada. We were organized as a blank check company with no operations or plan of business. On September 30, 1995 we had 25,000 shares at no par value authorized and 18,600 shares issued and outstanding for $1,860 in cash. On November 19, 1998 we amended and restated Articles of Incorporation to increase our authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share. In November 1998 our stockholders approved two forward stock splits. The first was a 100-for-1 split increasing our outstanding common shares to 1,860,000 and the second was a 1.77-for-1 stock split that increased our outstanding common stock shares to 3,292,200.

On November 10, 1999, we exchange for 7,706,575 shares of our common stock for the outstanding capital stock of March Indy International, Inc. (“March”) (the “Share Exchange”). March was incorporated in Delaware on November 24, 1998 (“inception”).  For accounting purposes, our acquisition of March was accounted for as a reverse acquisition under the purchase method for business combinations, and accordingly the transaction was treated as a recapitalization of March, with March having acquired us.

On June 17, 2000, we declared a one-for-three reverse stock split, effective September 26, 2000. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,030,078.

We are a development stage enterprise.  From inception through September 30, 2000, we were in the preliminary stages of engaging in the business of designing, building and racing cars for Formula One, Cart and Indy competition both in the United States and abroad. We also planned to develop an Internet website to offer and sell merchandise products related to our racing activities and enterprise. In October 2000, because of our inability to successfully organize an Indy car race team and our failure to compete in the 2000 Indianapolis 500 race, we discontinued our racing and related promotional activities.

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

During the past 12 months we have not timely filed our reports with the U.S. Securities and Exchange Commission in accordance with our obligations under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are in the process of becoming current in our reporting obligations under the Exchange Act.

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

Our operations for the three months and nine months ended September 30, 2006 and 2005 were primarily of a corporate nature including legal, accounting and general corporate administrative matters.  We did not conduct any business enterprise activities during the three and nine months ended September 30, 2006 and 2005.

Going Concern

As indicated in the notes to the financial statements included elsewhere in this report, the financial statements have been prepared assuming that we will continue as a going concern.  During the nine months ended September 30, 2006, we incurred a net loss of $363,562 and at September 30, 2006 we had a cumulative deficit of $4,949,874.  In addition, at September 30, 2006, we had a working capital deficit of $223,841. These conditions raise substantial doubt about our ability to continue as a going concern. Our plans with respect to these matters include restructuring our existing obligations, raising additional capital through issuances of stock or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

12-Month Overhead Budget

Although our joint venture agreement with ESC Oil Export, Ltd. is contingent upon obtaining approval and acceptance of the proposed terms of certain natural gas and supply contracts by the government of Papua New Guinea, we have prepared a budget for the 12 months ending September 30, 2007 based upon obtaining this governmental approval.  Accordingly, our budgeted overhead expenses for the 12 months ending June 30, 2007 are as follows:

	Per Month	12 Months
Expenditures:
Travel expenses	$8,750	$105,000
Hotel accommodations	2,500	30,000
Rent and office expenses	1,000	12,000
Employee compensation	2,667	32,000
Accounting expenses	7,500	90,000
Utilities and telephone	3,000	36,000
Transfer agent	625	7,500
Office supplies and equipment	1,042	12,500
Miscellaneous expenses	833	10,000
Total Administrative Expenditures	$27,917	$335,000

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2006, we did not sell any unregistered shares of our common stock.

Item 3.  Defaults Upon Senior Securities.

We are not in default on any senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the three months ended September 30, 2006, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the three months ended September 30, 2006 that has not been previous reported on Form 8-K.

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

BANCORP INTERNATIONAL GROUP, INC.

DATE: November 9, 2006	/s/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013
Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of September 30, 2006, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the six months then ended. These financial statements are the responsibility of the company’s management.

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

/s/ Lieberman & Associates

Lieberman & Associates P.A.
Ft. Lauderdale, Florida
October 31, 2006

Bancorp International Group, Inc.
Statement of Financial Position

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Cash	$495	$—
Subscription Receivable	267,549	—
Total Assets	$268,044	$—

Liabilities and Stockholders’ Deficit

Accounts Payable and Accrued Expenses	$287,574	$267,076
Current portion of Long Term Debt	203,816	526,519

Total Liabilities	491,390	793,595

Stockholders’ Deficit
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 500,009,162 shares issued and outstanding at September 30, 2006 and 4,030,078 issued and outstanding at December 31, 2005.	50,001	403

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at September 30, 2006 and no shares issued or outstanding at December 31, 2005.	1,500	—
Additional Paid in Capital	4,675,027	3,792,314
Accumulated Deficit	(4,949,874)	(4,586,312)

Total Stockholders’ Equity	(223,346)	(793,595)

Total Liabilities and Stockholders’ Deficit	$268,044	$—

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Nine Months Ended September 30,
(Unaudited)

	Quarter to date		Year to date
	2006	2005	2006	2005

Gross Revenues	$—	$—	$—	$—

Development Expemse
Accounting Fees	—	—	113,000	—
Legal Fees	—	—	65,374	—
Consulting Fees	—	—	70,389	—
Transfer Agent Fees	—	—	4,000	—
Interest Expense	1,686	3,504	5,125	7,009
Lodging and Travel	—	27,911	52,656	44,757
Office Expense	—	—	53,019	—
Total Development Expenses	1,686	31,416	363,562	51,765

Net (Loss)	$(1,686)	$(31,416)	$(363,562)	$(51,765)

Earnings per Share:

Basic	$—	$—	$—	$—

Fully Diluted	$—	$—	$—	$—

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Development stage activities:
Net Income / (Loss)	$(363,562)	$(51,765)
Adjustments to reconcile net loss to net cash used in development stage activities:
Prior Year adjustment for interest	—	(32,275)
Changes in operating assets and liabilities
Increase in Subscription Receivable	(267,549)	—
Increase in Accounts Payable and Accrued Expenses	20,498	7,009
Net cash flow provided from development stage activities:	(610,614)	(77,032)

Investing activities:
Increase in Investments
Stockholder Loans	(322,703)	77,032
Net cash flow used in investing activities:	(322,703)	77,032

Financing activities:
Proceeds from sale of common stock	933,811	—
Net cash flow from financing activities:	933,811	—

Net increase in cash flow	494	—
Beginning Cash	—	—
Ending Cash	$494	$—

Supplemental disclosures by financing activites
Interest Expense	$1,686	$7,009

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock Series A		Paid in	Accumulated
	Shares	Par	Shares	Par	Capital	Deficit	Total

Balance December 31, 2005	4,030,078	$403	—	$—	$3,792,314	$(4,586,312)	$(793,595)
Expenses paid by Stockholders in exchange for equity	251,231,084	25,123	—	—	11,802	—	36,925
Conversion of debt payable to Stockholders	—	—	15,000,000	1,500	446,747	—	448,247
Settlement of lawsuit - January 15, 2006	244,748,000	24,475	—		424,164	—	448,639
Net Loss - September 30, 2006	—	—	—	—	—	(363,562)	(363,562)
September 30, 2006 (unaudited)	500,009,162	$50,001	15,000,000	$1,500	$4,675,027	$(4,949,874)	$(223,346)

The attached notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006

1.             THE COMPANY

N.E.C.  Properties, Inc.  (“NEC”) was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business.  On September 30, 1995 the Company issued 18,600  shares of its then no par value and 25,000  authorized common stock, for $1,860 in cash.  On November 19, 1998 the State of Nevada approved NEC’s restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock.  In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000.  In addition, at that time the Company also authorized a 1.77-for-1 forward stock split in anticipation of merger transaction with March Indy International, Inc.  (“March” or “March Indy”).  The previously issued 1,860,000  common shares were now 3,613,249 common shares.

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

On June 17, 2000 the Company declared a one-for-three (1:3)  reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions transaction. March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad.  March has also planned to develop an Internet website in order to merchandise products related to its racing efforts.  From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to its inability to successfully organize an Indy car race team and to compete in the 2000 Indianapolis 500 race in the second quarter of the year ended December 31, 2000, that the Company’s operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

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

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. The Company has not complied with the reporting obligations since December 31, 2001. The Company is in the process of become current.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate:

	September 30,	December 31,
	2006	2005

Income tax benefit computed at statutory rate	$4,949,874	$4,586,312
Changes in valuation allowance	(4,949,874)	(4,586,312)
Deferred tax Assets	—	—

	September 30,	December 31,
	2006	2005
Net Loss as of	$4,949,874	$4,586,312
Tax benefit at federal statutory rate of 15%	742,481	687,947
Increases in valuation allowance	(742,481)	(687,947)
Deferred Taxes	$0	$-0-

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