Form 10KSB
period 2006-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2007-05-01
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(405) 316-5535
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The issuer did not generate any revenue for the year ended December 31, 2006.

The aggregate market value of the issuer’s common stock, $.0001 par value, held by non-affiliates of the issuer as of December 31, 2006 was $78,755,284 based on the last reported sale price on October 30, 2006 of $0.15 as reported on the “pink sheets” through the OTC Bulletin Board. As of December 31, 2006, 525,035,229 shares of the issuer’s common stock, $.0001 par value, were outstanding. See the discussion set forth in this report under the heading “Description of Business - Litigation Regarding Stock Certificates” for information regarding the issuer’s outstanding common stock.

BANCORP INTERNATIONAL GROUP, INC.

(formerly March Indy International, Inc.)

FORM 10-KSB
For the Fiscal Year Ended December 31, 2006

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

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us,” its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Bancorp International Group, Inc., its subsidiaries and executive officers and directors.

PART I

Item 1. Description of Business

Overview

N.E.C. Properties, Inc. (“NEC”) was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized as a blank check company with no operations or plan of business. On September 30, 1995, NEC had 25,000 shares at no par value authorized and 18,600 shares outstanding, which were issued for $1,860 in cash. On November 19,1998, the amended and restated Articles of Incorporation were filed with the Secretary of State of Nevada that increased NEC’s authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share. In November 1998, the NEC stockholders approved two forward stock splits. The first was a 100 for 1 split increasing the number of the outstanding common shares to 1,860,000 and the second was a 1.77 for 1 stock split resulting in 3,292,200 common shares outstanding.

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

On June 17,2000, March declared a one-for-three reverse stock split, effective September 26, 2000. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,030,078.

From the Share Exchange through September 30, 2000, we were in the preliminary stages of engaging in the business of designing, building and racing cars for Formula One, Cart and Indy competition both in the United States and abroad. We also planned to develop an internet website to offer and sell merchandise products related to our racing efforts. In October 2000, because of our inability to successfully organize an Indy car race team and our failure to compete in the Indianapolis 500, we discontinued our racing and related promotional activities.

In 2001, we changed our name from March to Bancorp International Group, Inc.

In September 2005, we entered into a non-binding joint venture agreement with an oil export concern pursuant to which we would acquire rights to sell and market the oil and natural gas production from the petroleum reserves of Papua, New Guinea. The conditions to this joint venture were not satisfied by the other party, and the prospective joint venture did not become effective.

On August 19, 2005, our Board of Directors approved and adopted the Certificate of Designation Preferences and Right of Preferred Stock (“Certificate of Designation”). The Certificate of Designation sets forth the preferences and rights of our 15,000,000 authorized shares of preferred stock, $.0001 par value, designated as the Series A Convertible Preferred Stock (“Series A Preferred Stock”).

On August 19, 2005, our stockholders voted to amend our Articles of Incorporation to increase the number of authorized shares of common stock from 25,000,000 at a par value of $.001 to 500,000,000 at a par value of $.0001. In a second amendment on August 19, 2005, effective January 6, 2006, our stockholders approved another amendment to our Articles of Incorporation that increased the number of our authorized shares of common stock from 500,000,000 at $.0001 par value to 2,000,000,000 at $.0001 par value.

On January 11, 2006, in accordance with a Settlement Agreement relating to a lawsuit brought by us against certain parties, the Company issued 269,773,000 shares of our common stock. The lawsuit and resulting Settlement Agreement are discussed under “Legal Proceedings.” These shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

In June 2006, we entered into a letter of intent with a Midwestern oil company in effort to enable us to acquire the working interest in producing wells and proven non-developed reserves. The conditions to the letter of intent were not satisfied by the oil company, and the letter of intent was abandoned.

As of December 31, 2006, we have no operations and we have not formulated a plan to undertake another business activity. However, we are currently exploring business opportunities.

Litigation Regarding Common Stock Certificates

We filed a lawsuit on April 11, 2007, against approximately 1,500 purported shareholders alleging that they hold improperly issued stock certificates (the “Invalid Certificates”). We believe that, as of December 31, 2006, a total of 525,035,229 shares of our common stock are validly issued and outstanding. This amount does not include the shares of common stock purportedly represented by the Invalid Certificates. Although there are no assurances that we will be successful in the lawsuit, this report assumes that we will be successful in our efforts to invalidate the Invalid Certificates, and therefore, all references to our outstanding common stock refer to the 525,035,229 shares noted above and does not include the shares represented by the Invalid Certificates. See “Legal Proceedings - New Litigation” for a discussion of the lawsuit.

Employees

As of the date of this report, we have one employee, Thomas Megas, our Chief Executive Officer and President, who does not receive any form of compensation or remuneration for his services.

RISK FACTORS

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

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2006, of $4,949,941. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Management’s Discussion and Analysis and Plan of Operation.”

If we do not obtain additional capital resources, we will be unable to fund any business activities undertaken.

To date, we have not pursued additional sources of capital resources; however, our ability to fund a future business enterprise is directly related to our ability to obtain capital resources through the sale or syndication of some or all of our interests through a public offering or mergers with other viable business entities. If we are unsuccessful and capital resources do not become available on terms acceptable to us, we will not be able to undertake the business enterprise or, if undertaken, to continue the business enterprise. This lack of capital resources may ultimately result in the loss of an investment in our common stock.

We may undertake other startup business activities pursuant to sharing arrangements that do not result in the anticipated benefits.

If we identify and undertake a business enterprise, we may enter into various cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand the business activities. We may not realize the anticipated benefits offered by these arrangements. The costs of obtaining these sharing arrangements may increase our invested cost in the business activities without providing a correlating increase in the revenues; thus, adversely affecting the financial potential of the business activities.

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

If a market develops for our common stock, the market price of our common stock may be highly volatile in the market place.

Although a market for our common stock shares previously existed, the trading volume has always been very low. Furthermore, we have been delinquent in our reporting obligations under Exchange Act and the Depository Trust Company has currently suspended clearing transactions on our common stock. If a market redevelops, the market price of our common stock may be subject to certain fluctuations in response to:

•	variations in quarterly operating results of the enterprise,

•	changes in earnings estimates by analysts,

•	development of competition within the industry, and

•	general stock market conditions.

Our common stock may trade in the over-the-counter market and that market is highly volatile and affected by competitive forces outside of our control.

Upon bringing the Company filings current and if the DTC lifts its suspension on transactions on our common stock, then the common stock may trade on the over-the-counter market. The over-the-counter market’s volatility is characterized as follows:

•	over-the-counter securities are subject to substantial and sudden price increases and decreases,

•	at times the price (bid and ask) information for the securities may not be available,

•
if there is an insufficient number of market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

•	the available offered price may be substantially below the quoted bid price.

Our common stock is subject to the penny stock trading rules which may adversely affect the ability to resell the stock.

Our common stock is subject to the “penny stock” rules. A “penny stock” is generally a stock that:

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

Our Chief Executive Officer has voting control and may exercise this control in the election of our Directors and other stockholder matters.

Thomas Megas, who is our Chief Executive Officer, President and a member of our Board of Directors, beneficially owns 1,001,964,751 shares of our common stock (which includes 750,000,000 shares that Mr. Megas may acquire upon conversion of 7,500,000 shares of our Series A Preferred Stock). This amount represents approximately 49.5% of our voting stock and enables him to control matters that are subject to the approval of our stockholders. Although Mr. Megas, in his capacity as a Director and our Chief Executive Officer has a fiduciary duty to our stockholders, Mr. Megas may exercise his voting control in a manner personally beneficial to him and to the detriment or disadvantage of our other stockholders.

Loss of Key Personnel

Our success depends to a significant degree upon the efforts, contributions and abilities of our Chief Executive Officer and President, Mr. Megas. The loss of the services of Mr. Megas could have a material adverse effect on our ability to engage in future business activities. We do not maintain any insurance covering the disability or life of our executive officer or directors.

Going Concern

We have experienced net losses since our inception. We have not generated revenues from operations since inception, and currently have not identified a business enterprise or other business activity to undertake. Without additional capital or financing, we will not be able to meet our working capital needs and will not be able to fund our current litigation. See “Legal Proceedings.” These factors raise substantial doubt about our ability to continue as a going concern.

Because we have not currently selected any prospective businesses enterprise or activity to undertake, our stockholders are unable to currently ascertain the merits or risks of any particular business’ operation or plan of operation.

If we identify a business enterprise to undertake, we may complete a business combination with a financially unstable company or an entity in its development stage, and we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular prospective business opportunity, if any, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.

Members of our management may allocate their time to other businesses, thereby causing conflicts of interests in their determination as to how much time to devote to our affairs. This may have a negative impact on our ability to identify or undertake a business enterprise.

Our officer and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to identify and/or undertake a business enterprise or other business activity. Each member of our management is engaged in other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. We cannot assure you that these conflicts will be resolved in our favor.

Our outstanding Series A Preferred Stock may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We have outstanding 15,000,000 shares of our Series A Preferred Stock, which is convertible into 1,500,000,000 shares of our common stock. The Series A Preferred Stock is currently held by Mr. Megas (7,500,000 shares) and Mr. Stewart Sytner (7,500,000 shares). To the extent we issue shares of common stock to effect a business combination or other acquisition, the potential for the issuance of substantial numbers of additional shares upon conversion of the Series A Preferred Stock could make us a less attractive partner or constituent in the eyes of a target business as such securities, when converted, will increase the number of issued and outstanding shares of our common stock. Accordingly, our Series A Preferred Stock may make it more difficult to undertake a business enterprise or may increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the Series A Preferred Stock could have an adverse effect on the market price for our securities. If, and to the extent the Series A Preferred Stock is converted, our shareholders may experience dilution to their holdings.

Actions taken and expenses incurred by our officers and directors on our behalf will not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no salary or other compensation which will be paid to them for services unless and until we undertake a business enterprise or other business activity, they along with a substantial shareholder, Mr. Sytner, may receive reimbursement for out-of -pocket expenses incurred by them in connection with activities on our behalf, such as attempting to identifying potential business enterprise opportunities and performing due diligence with respect to such opportunities. There is no limit on the amount of these out-of -pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors and substantial shareholders on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our ability to undertake a business enterprise. See “Certain Relationships and Related Party Transactions.”

Item 2. Description of Property

Facilities

Our corporate office is located at 3126 South Blvd. Suite 264, Edmond, Oklahoma 73013. The office space is leased without charge on a year to year basis. If, and when, we undertake a business development enterprise, we intend to relocate our office to facilities that will then serve our needs, both in location and facility size.

Item 3. Legal Proceedings

Pino Litigation

In August 2005, management became aware of the unauthorized issuance of approximately 243,842,000 shares of our common stock (the “Wrongfully Issued Shares”) to various entities and individuals for services and gifts, whereupon these entities and individuals attempted to sell the Wrongfully Issued Shares in the open market. Our current officers and directors had no relationship with the entities and individuals that issued the Wrongfully Issued Shares.

In September 2005, we filed a civil action (the “Pino Litigation”) in the District Court of Oklahoma County, Oklahoma, styled Bancorp International Group, Inc. v. Mario A. Pino, an individual, Sam Deeb, an individual, Jean Carlos Medina, an individual, Charles Weller, an individual, Barkev Kibarian, an individual, Felica Morales, an individual, Clearstock, Inc., a Texas corporation, DealFlo, L.L.C., a New York Limited Liability Company, The Grace Trust, a foreign trust, Global Consulting Group, a Maryland corporation, Intelligent Message Distributors, a Nevada corporation, and Wall Street Group, L.L.C., a Arizona limited liability company (the “Defendants”), Case No. CJ-2005-7459 (the “Civil Litigation”), seeking the return of the Wrongfully Issued Shares and the Defendants’ receipt of proceeds from the sale of those shares.

In the Civil Litigation we alleged that Mr. Pino individually and through various affiliated entities and co-conspirators, including the Wall Street Group, L.L.C., prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 shares of our common stock, the previously referred to Wrongfully Issued Shares, that were distributed to various individuals and entities, including the other Defendants. We could not determine if, in addition to the 235,000,000 shares, any additional shares were wrongfully issued.

Capital Growth Financial, L.L.C. and JH Darbie & Co., holders of our common stock, intervened in the Civil Litigation (the “Interveners”) and alleged that we negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and us.

In conjunction with the Civil Litigation, we reached an agreement with JH Darbie & Co., under which we delivered 25,025,000 common stock shares to JH Darbie & Co. to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to JH Darbie & Co. to satisfy the requirements of Depository Trust Company (“DTC”) until common stock shares eligible to be resold without restriction could be delivered by JH Darbie & Co. to cover its short position in our common stock. Furthermore, JH Darbie & Co. placed in trust $72,500 to be used to pay the costs incurred by us in the litigation.

On January 11, 2006, the Court entered an Order Approving Settlement Agreement (the “Order”). As a result of issuance of the Order, a settlement agreement (the “Settlement Agreement”) became binding upon the Company and the Defendants Mario Pino, Barkev Kibarian, Juan Carlos Medina, Wall Street Group, L.L.C., Clearstock, Inc., Sam Deeb, Global Consulting Group., DealFlo, L.L.C., and Intelligent Message Distributors (the “Settling Defendants”) and the Interveners with an effective date of December 8, 2005.

In accordance with the Settlement Agreement, our claims against the Settling Defendants and the claims of the Settling Defendants against us were resolved by the exchange of releases of claims, a release of the Wrongfully Issued Shares and payments to us in the aggregate sum of $171,546 from funds held at Capital Growth Financial, L.L.C. and the further agreement to pay an additional $277,093 by Capital Growth. Furthermore, the claims of the Interveners against us were released for the issuance of 25,025,000 shares of our common stock to JH Darbie & Co. and 219,723,000 shares of our common stock to Capital Growth Financial, L.L.C. for an aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”). These shares were required to be deposited with DTC by JH Darbie & Co. and Capital Growth Financial, L.L.C. in satisfaction of their short positions with companies through which securities purchase and sale transactions are cleared on behalf of JH Darbie & Co. and Capital Growth Financial, L.L.C. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act.

In addition, Defendants Pino, Medina, Kibarian, Global Consulting Group, Intelligent Message Distributors and Wall Street Group, L.L.C. agreed to indemnify and hold harmless the Company against all actions, suits, proceedings, demands, and assessments brought by any past, present or future holder of our common stock in connection with the Settlement Agreement and our various claims settled in the Settlement Agreement and any associated judgments, attorney’s fees, costs and expenses.

The Defendants, Grace Trust, Charles Weller, and Felica Morales (“Non-Settling Defendants”), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. In February 2006, we received judgments against the Non-Settling Defendants, other than The Grace Trust, and are currently pursuing collection of these judgments.

Stock Certificate Litigation

We filed a lawsuit (the “Stock Certificate Litigation”) on April 11, 2007, against approximately 1,500 shareholders alleging that they hold invalid stock certificates (the “Invalid Certificates”) that were wrongfully issued and distributed by Mr. Pino and others, which represent the remaining outstanding Wrongfully Issued Shares that we are currently able to identify from the Pino Litigation. The style of the lawsuit is Bancorp International Group, Inc. v. Michael W. Cannan, et al., Case No. CJ-2007-3181, District Court of Oklahoma County, State of Oklahoma.The lawsuit requests the court to rule that the stock certificates held by the defendants representing the Wrongfully Issued Shares be declared void and that we be awarded damages and attorney’s fees and costs in connection with the Stock Certificate Litigation. It is our intent that the Stock Certificate Litigation will determine which certificates and related shares of common stock are valid and which are not valid.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuers Purchases of Equity Securities

Lack of Market

Prior to our common stock qualifying for quotation on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “INDQ” in November 1999, the common stock only minimally traded. In 2000, our common stock was removed from the OTCBB. All trading activity is currently quoted in the “pink sheets” under the symbol “BCIT.” We were advised by DTC that it would not provide settlement services for transactions in our common stock due to the existence of Invalid Certificates. We currently believe that DTC will once again provide settlement services for transactions in our common stock once the Stock Certificate Litigation is resolved, although there are no assurances DTC will do so. See “Legal Proceedings.”

The following table presents the range of high and low bid prices per common stock share for the quarterly periods presented. The bid prices reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not present the actual price paid for the shares.

	Common Stock Bid Price
Quarter Ended:	Low	High
March 31, 2007	n/a	n/a

December 31, 2006	$0.0001	$0.1500
September 30, 2006	$0.0001	$0.1500
June 30, 2006	$0.0001	$0.0030
March 31, 2006	$0.0001	$0.0030

December 31, 2005	$0.0010	$0.0200
September 30, 2005	$0.0010	$0.0200
June 30, 2005	$0.0025	$0.0390
March 31, 2005	$0.0400	$0.0800

Dividend Policy

As of December 31, 2006, there were 73 record owners of our common stock. This number excludes approximately 1,500 persons or entities we have identified as holding Invalid Certificates. See “Legal Proceedings.”

We have never declared or paid dividends on our common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the common stock will be the sole discretion of the Board of Directors and will depend on the our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Repurchase of Equity Securities

During 2006, 48,933 shares of our common stock were surrendered, without the payment of consideration by us, as part of the Settlement Agreement. See “Legal Proceedings.”

Securities Authorized for Issuance under Equity Compensation Plans.

In 1999, Mr. Megas was issued an option to purchase 400,000 shares of our common stock at an exercise price of $1.00 per share. The option was issued to Mr. Megas pursuant to the terms of his Employment Agreement.. On February 23, 2006, Mr. Megas released all of his rights under the Employment Agreement, and surrendered the stock option. As of December 31, 2006, we had no equity compensation plans or other outstanding options to acquired common stock.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Discontinued Operations.

Since inception, we have not realized any revenue from operations. We discontinued our motor racing business activities in the third quarter of 2000 and since that time have not undertaken any business activities. Accordingly, all of these activities are reflected as discontinued operations in 2000, with a loss of $4,488,503. Because we do not have any assets and do not conduct any business activities, we are classified as a “shell company.” As of the date of this report, we have not developed a plan of operation.

Operations

Our operations for the years ended December 31, 2006 and 2005 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2006 and 2005.

Going Concern

As indicated in the notes to the financial statements included in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2006, we incurred a net loss of approximately $364,000. In addition, at December 31, 2006 and 2005, we had working capital deficiencies of approximately $288,000 and $267,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

12-Month Overhead Budget

Our budgeted overhead expenses for the 12 months ending December 31, 2007, are as follows:

Expenditures:	Per Month	12 Months
Travel expenses	$3,000	$36,000
Hotel accommodations	2,500	30,000
Rent and office expenses	1,000	12,000
Legal expenses	5,000	60,000
Accounting expenses	7,500	90,000
Utilities and telephone	3,000	36,000
Transfer agent	625	7,500
Office supplies and equipment	1,042	12,500
Miscellaneous expenses	3,500	42,000
Total Administrative Expenditures	$27,167	$326,000

Other than our commitments discussed above, we do not have any capital commitments. We have no plans to raise additional funds during the next 12 months. We expect that the expenses listed above will only be funded if, when, and as Mr. Megas and/or Mr. Sytner determine to incur such expense on our behalf. If they incur any such expenses, they will be entitled to reimbursement from us. See “Certain Relationships and Related Party Transactions.”

Item 7. Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants and Financial Disclosure

There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants. In June 2006, we changed our independent accounting firm from Sherb & Co., LLP to Leiberman and Associates, P.A.

Item 8A. Controls and Procedures.

We do not maintain formal disclosure controls and procedures to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. We currently are unable to fund the design development of such disclosure controls and procedures. Further, if disclosure controls and procedures were designed, we are currently unable to adequately staff and supervise the implementation of such controls and procedures. As a result, our current circumstances could lead to the untimely identification and resolution of accounting and disclosure matters and the failure to perform timely and effective reviews.

As a result and based upon his evaluation as of the end of the period covered by this report, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

No corrective actions were taken to correct the material weaknesses in our disclosure controls and procedures because of the lack of required financial resources necessary to correct such weaknesses.

Item 8B. Other Information

None.

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

Name	Age	Position

Thomas Megas	61	Chairman of the Board of Directors, Chief Executive Officer, President, and Acting Chief Financial Officer

Martin Duffy	60	Director and Secretary

The following is a brief description of the business background of our executive officers and directors:

Thomas Megas is one of our founders and has served as President, Chief Executive Officer and a member of the Board of Directors since inception, and also serves as Chairman of the Board of Directors (since June 5, 2001) and as our Acting Chief Financial Officer. From 1992 to 1998, Mr. Megas served as Director of March Europe and as consultant to companies in the design and development of racing cars in Formula One and other Formula One competitors. Mr. Megas has previously been involved in hotel ownership and commercial real estate development in Europe from 1991 to 1999. Mr. Megas is currently an investor focusing on government projects. Mr. Megas earned his B.A. from London University in 1962 in Banking and Finance and his M.B.A. from the Wharton School of the University of Pennsylvania in 1969.

Martin Duffy has served as one of our Directors since November 1999. He has been involved in auto racing chassis design and construction since 1992, when he became a Director of March Europe. Mr. Duffy is a banker by profession and from 1990 to 1995 was a Director of RA Coleman International, an investment-banking group in the U.K. From 1961 to 1981, Mr. Duffy served as Bank Manager and Financial Consultant for National Westminster Bank PLC. Mr. Duffy currently provides business consulting services. Mr. Duffy completed his education in Banking with National Westminster Bank in 1960.

Director Compensation

We do not compensate Directors for serving on our Board of Directors or attending meetings of the Board or any committee of the Board. We have agreed to reimburse our Directors (including our Directors who are employees) for travel and out-of-pocket expenses in connection with their attendance at meetings of our Board. As of December 31, 2006, Mr. Megas is due $3,537 as reimbursement for such expenses. No interest accrues on the amounts to be paid to our Directors as reimbursement for such expenses. See “Certain Relationships and Related Party Transactions—Reimbursable Expenses.”

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on its review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except (a) Mr. Megas did not file a Form 3 upon becoming a reporting person or two Form 4s to report two transactions; (b) Mr. Sytner did not file a Form 3 upon becoming a reporting person or two Form 4s to report two transactions; and (c) Martin Duffy did not file a Form 3 upon becoming a reporting person.

Item 10. Executive Compensation

The following table sets forth the total cash compensation, paid or accrued, to our Chief Executive Officer during the years ended December 31, 2006, 2005 and 2004. We had no other executive officers serving as of the end of 2006.

Summary Compensation Table

		Annual Compensation(1)
Name and Principal Position	Year	Salary		Bonus	Total
Thomas Megas	2006	$0		$—	$0
Chairman of the Board of Directors, Chief Executive Officer,	2005	$831,875	(2)	$—	$831,875	(2)
President and Acting Chief Financial Officer	2004	$756,250	(2)	$—	$756,250	(2)

(1)	Mr. Megas did not receive any non-cash compensation, perquisites or other personal benefits during each of 2006, 2005 and 2004.

(2)
These amounts accrued as salary to Mr. Megas under his Employment Agreement entered into in 1999, but we did not pay any compensation to Mr. Megas. On February 23, 2006, Mr. Megas released all of his rights under his Employment Agreement without payment of the accrued salary.

Employment Arrangements

In 1999, we entered into an Employment Agreement with Thomas Megas. The Employment Agreement had an initial term of three years, and was extendable by agreement for an additional two-year term and then additional one-year terms thereafter. The Employment Agreement provided for compensation to begin June 1, 2000 at a rate of $250,000 to be increased by $125,000 after the first year, then an additional $225,000 after the second year, and an additional ten percent (10%) per year following the third year and thereafter. Mr. Megas was granted stock options exercisable for the purchase of 400,000 shares of our common stock for $1.00 per share. These options vested as to 100,000 shares on June 1, 2000, 50,000 shares on November 30, 2000, 50,000 shares on May 31, 2000, 50,000 shares on November 30, 2001, and 150,000 shares on May 31, 2002.  On February 23, 2006, Mr. Megas released us from all obligations under his Employment Agreement, including the stock options and all of his accrued and unpaid salary. No compensation was paid to Mr. Megas under the Employment Agreement.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as December 31, 2006, of

•	the only persons known by us to own beneficially more than 5% of our common stock,

•	each of our directors and executive officers (including those executive officers named in the Summary Compensation Table), and

•
of our current executive officer and directors as a group, together with their percentage holdings of the beneficially owned shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares(1)
Thomas Megas (2) 3126 S. Boulevard, Suite 264 Edmond, Oklahoma 73013	1,001,964,751	49.5%

Stewart Sytner(3) 3126 S. Boulevard, Suite 264 Edmond, Oklahoma 73013	750,415,027	37.1%

Martin Duffy(4)	33,334	*

All directors and executive officers as a group (2 persons)	1,001,997,905	49.5%

*less than 1%

(1)
Based upon 525,035,229 shares of common stock outstanding as of December 31, 2006. See “Description of Business - Litigation Regarding Common Stock Certificates.” This percentage includes the number of shares of common stock that the beneficial owner may acquire upon conversion of our outstanding shares of Series A Preferred Stock.

(2)
 Mr. Megas is our Chief Executive Officer, President, Acting Chief Financial Officer and a Director. The number of shares includes 750,000,000 shares of common stock issuable upon conversion of 7,500,000 shares of Series A Preferred Stock owned by Mr. Megas.

(3)	The number of shares includes 750,000,000 shares of common stock issuable upon conversion of 7,500,000 shares of Series A Preferred Stock owned by Mr. Sytner.

(4)	Mr. Duffy is a Director and Secretary.

Item 12. Certain Relationships and Related Transactions

Set forth below is a description of certain transactions since January 1, 2006, and any currently proposed transactions with our officers, directors, and shareholders that beneficially own more than 5% of our common stock.

Common Stock Issuance

On January 6, 2006, we issued 251,231,084 common stock shares to Thomas Megas in reimbursement of $36,925 of costs incurred by Mr. Megas on  our behalf in his capacity as our Chairman and Chief  Executive Officer. These costs consisted of $33,000 paid to consultants for professional services including accounting and legal services and $3,925 for travel expenses. The shares represented payment in full for the above expenses and had a market value of $25,123, the difference between market value and the total advance was recorded as paid in capital to the Company.

Series A Preferred Stock

On January 6, 2006, we issued 7,500,000 shares of our Series A Preferred Stock to Mr. Megas as settlement of our $223,247 indebtedness owed to Mr. Megas that was incurred from 2000 through 2005. On that date, we also issued 7,500,000 shares of our Series A Preferred Stock to Stewart Sytner in reimbursement of $232,272 of costs and expenses incurred by Mr. Sytner on our behalf from 2000 through 2005.

The holders of shares of the Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of our common stock at a ratio of 1 share of Series A Preferred Stock for 100 shares of common stock. The shares of our Series A Preferred Stock are entitled to receive dividends of every kind declared and paid to holders of our common stock, at a rate equal to the set conversion rate of 1:100. In addition, the holders of Series A Preferred Stock have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Series A Preferred Stock. The Series A Preferred Stock has voting rights equal to the number of shares of common stock that the Series A Preferred Stock is convertible into, whether or not converted. In the event of our liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.

Reimbursable Expenses

Since January 6, 2006, when we issued the Series A Preferred Stock to Mr. Megas and Mr. Sytner as settlement for expenses incurred by them on our behalf (see “—Series A Preferred Stock[, Offer]), Mr. Megas and Mr. Sytner have incurred additional expenses on our behalf. These expenses include travel, accounting, legal and other costs incurred by them for our benefit. As of March 31, 2007, the total amount owing to Mr. Megas for such expenses was $28,537, and the total amount owing to Mr. Sytner for such expenses was $60,641. These amount owing by us to Mr. Megas and Mr. Sytner bear interest at 4% per annum. In addition, we owe Mr. Megas $3,537 as reimbursement for travel and lodging expenses incurred in connection with the attendance by Mr. Megas and Mr. Duffy at meetings of our Board of Directors. See “Risk Factors—Actions taken and expenses incurred by our officers and directors on our behalf will not be subject to “independent” review.”

Item 13. Exhibits

Exhibit No.	Description

3(i)1	Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-KSB for the year ended 2001 filed with the Commission on April 5, 2006.

3(ii)2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form 10-SB filed with the Commission on January 14, 1999.

Exhibit No.	Description

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

Item 14. Principal Accountant Fees and Services

Fees for Independent Auditors

In December 2005, Sherb & Co., LLP was engaged as our independent auditors to provide professional services the audit of our annual financial statements for the years ended December 31, 2000 and 2001 and review of the unaudited financial statements included in our Quarterly Reports on Form 10-QSB commencing with the three months ended September 30, 2000. On June 8, 2006, we dismissed Sherb & Co., LLP and engaged Lieberman and Associates P.A. as our independent auditors for the years ended December 31, 2002 through 2006.

Sherb & Co., LLP issued its reports on our consolidated financial statements for the years ended December 31, 2002 and 2001 and reviewed our unaudited consolidated financial statements for the three months ended September 30, 2000, March 31, 2001, June 30, 2001, and September 30, 2001.

Audit Fees. Total audit fees for our 2006 financial statements have not been determined, but are estimated to total $7,500.

Tax Fees. The fees billed for tax services for the year ended December 31, 2006 will approximate $1,000.

All Other Fees. We do not anticipate engaging Lieberman and Associates, P.A. for any other services other than those related to the audit of our financial statements and the providing of pre-approved tax services.

Audit Committee Pre-Approval Procedures

Our Board of Directors has not designated a standing an audit committee; the entire Board of Directors performs the functions of an audit committee. Acting in the capacity of an audit committee, our Board of Directors follows procedures pursuant to which preapproves all audit, audit-related and tax services, and all permissible non-audit services. Circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of our Board of Directors acting in the capacity as an audit committee before engaging our independent public accountants. The procedures require our Board of Directors be informed of each service, and the procedures do not include any delegation of our Board of Directors responsibilities to management. Our Board of Directors acting in the capacity of an audit committee may delegate pre-approval authority to one or more of its members. The member to whom this authority is delegated will report any pre-approval decisions to our Board of Directors at its next scheduled meeting.

All of the audit-related fees, tax fees and all other fees of Sherb & Co. LLP and Lieberman and Associates, P.A. were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP INTERNATIONAL, INC.
(Registrant)
By:	/S/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

Date: April 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS MEGAS	Chief Executive Officer	April 27, 2007
Thomas Megas	President Acting Chief Financial Officer
Chairman of Board of Directors

/s/ MARTIN DUFFY	Director	April 27, 2007
Martin Duffy

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - for the Years Ended December 31, 2006 and 2005

Balance Sheets

Statements of Operations

Statements of Shareholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bancorp International Group, Inc.

We have audited the accompanying balance sheets of Bancorp International Group, Inc. as of December 31, 2006 and December 31, 2005, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of our management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Lieberman & Associates PA
Lieberman & Associates PA
Certified Public Accountants

March 18, 2007
Ft. Lauderdale, Florida

Bancorp International Group, Inc.

Statement of Financial Position
As of December 31,

	2006	2005
Assets

Cash	$495	$-
Subscription Receivable	267,549	-

Total Assets	$268,044	$-

Liabilities and Stockholders' Deficit

Accounts Payable and Accrued Expenses	$287,641	$267,076
Current portion of Long Term Debt	203,816	526,519

Total Liabilities	491,457	793,595

Stockholders' Deficit
Common Stock, $.0001 par value, 2,000,000,000 shares authorized,
525,035,229 shares issued and outstanding at December 31, 2006 and
4,030,078 issued and outstanding at December 31, 2005.	52,504	403
Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at December 31, 2006 and no shares issued or
outstanding at December 31, 2005.	1,500	-
Additional Paid in Capital	4,672,524	3,792,314
Accumulated Deficit	(4,949,941)	(4,586,312)
Total Stockholders' Equity	(223,413)	(793,595)

Total Liabilities and Stockholders' Deficit	$268,044	$-

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	2006	2005
Gross Revenues	$-	$-

Development Expense
Accounting Fees	113,000
Legal Fees	65,374	8 ,363
Consulting Fees	70,389
Transfer Agent Fees	4 ,000
Interest Expense	5,191	15,016
Lodging and Travel	52,656	85,585
Office Expense	53,019
Total Development Expenses	363,629	108,964

Net (Loss)	$(363,629)	$(108,964)

Earnings per Share:

Basic	$(0.00)	$(0.03)

Fully Diluted	$-	$-

* The Fully Diluted Earnings Per Share for the years ended December 31, 2006 and December 31, 2005 are antidilutive and therefore, not reflected in the financial statements.

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.

Statement of Changes in Cash Flow
For the Year Ended December 31,

	2006	2005
Development stage activities:
Net Income / (Loss)	$(363,629)	$(108,964)
Adjustments to reconcile net loss to net cash used in development stage activities:

Changes in operating assets and liabilities
Increase in Subscription Receivable	(267,549)	-
Increase in Accounts Payable and Accrued Expenses	20,565	23,379
Net cash flow provided from development stage activities:	(610,613)	(85,585)

Investing activities:
Increase in Investments
Stockholder Loans	(322,703)	85,585
Net cash flow used in investing activities:	(322,703)	85,585

Financing activities:
Proceeds from sale of common stock	933,811	-
Net cash flow from financing activities:	933,811	-

Net increase in cash flow	495	-
Beginning Cash	-	-
Ending Cash	$495	$-

Supplemental disclosures by financing activites
Interest Expense	$1,753	$7,009

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity
 As of December 31, 2006

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Balance December 31, 2005	4,030,078	$403	-	$-	$3,792,314	$(4,586,312)	$(793,595)

Expenses paid by Stockholders in
exchange for equity - January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925
Conversion of debt payable to
Stockholders	-	-	15,000,000	1,500	446,747	-	448,247

Settlement of lawsuit - January 15, 2006	244,748,000	24,475	-		424,164	-	448,639
Outstanding shares to be returned per
January 15, 2006 settlement	25,075,000	2,508			(2,508)
Repurchase of treasury Stock	(48,933)	(5)			5

Net Loss - December 31, 2006	-	-	-	-	-	(363,629)	(363,629)
Balance December 31, 2006	525,035,229	$52,504	15,000,000	$1,500	$4,672,524	$(4,949,941)	$(223,413)

The accompanying notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2006 and December 31, 2005

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

March had intended to engage in the business of designing, building  and racing motor cars for Formula One, Cart and Indy competition both  in the United States and abroad. March has also planned to develop an  Internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the  inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year  ended December 31, 2000, that our operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

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

2	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $364,000 and $109,000 for the years ended December 31, 2006 and December 31, 2005. Additionally, the Company has working capital deficiencies of approximately $287,000 and $267,000 at December 30, 2006 and 2005 respectively. These conditions raise substantial doubt about o ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its  existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial  statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3	SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2006 the Company had issued 15,000,000 share of convertible preferred stock. If the option to convert the shares is exercised the dilutive effect to the common shares outstanding would be an additional 1,500,000 shares.

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

(d)  Fair Value of Financial Instruments - The Company’s financial instruments consists of accounts payable, accrued expenses and notes payable.  The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

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
The following is a reconciliation of income tax expense computed  using the statutory Federal rate for the years ended December 31:

	2006	2005
Income tax benefit computed at
statutory rate	$742,491	$687,947
Changes in valuation allowance	(742,491)	(687,947)
Provision for income tax	$-	$-

 The Company has not recorded a deferred tax asset as of December 31,2006 or December 31, 2005 due to not having filed their required corporate tax returns. Had such returns been filed a resultant deferred tax asset would have been recorded, with the establishment of a corresponding valuation allowance due to the probability that some, or all, of the deferred tax asset will not be realized. In addition, due to this non-compliance, the Company is unaware if it has Net Operating Losses that it may use to off-set future income if they should complete an acquisition in the future or achieve profitability.

(f) Recent Accounting Pronouncements:

(i) In June 2005, the FASB issued SFAS No. 154 “Accounting  Changes and Error Corrections,” (“SFAS 154”), a replacement  of APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3  “Reporting Accounting Changes in Interim Financial  Statements.” SFAS 154 applies to voluntary changes in  accounting principle and changes the requirements for  accounting for and reporting of a change in accounting  principle. SFAS 154 requires retrospective application to  prior periods’ financial statement of a voluntary change in  accounting principle unless it is impracticable. SFAS 154 is  effective for accounting changes and corrections of errors  made in fiscal years beginning after December 15, 2005.

 Earlier application is permitted for accounting changes and  corrections of errors made occurring in fiscal years  beginning after June 1, 2005. The company will adopt SFAS  154 effective December 15, 2005. SFAS 154 is not expected to  have a significant impact on the companies consolidated  financial statements.

(ii)  In March 2006, the FASB issued FASB Statement No. 156, “Accounting For Servicing of Financial Assets” this amends FASB Statement No. 140. This Statement  establishes, among other things, the accounting for all  separately recognized servicing assets and servicing  liabilities. This Statement amends Statement 140 to require  that all separately recognized servicing assets and  servicing liabilities be initially measured at fair value,  if practicable. This Statement permits, but does not  require, the subsequent measurement of separately recognized  servicing assets and servicing liabilities at fair value. An  entity that uses derivative instruments to mitigate the  risks inherent in servicing assets and servicing liabilities  is required to account for those derivative instruments at  fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing  liabilities. By electing that option, an entity may simplify it’s accounting because this Statement permits income  statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the  entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once  adopted.

(iii) In September 2006 the FASB issued FASB Statement No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. The Statement establishes a hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity and (2) the reporting entity’s own assumptions about market participants assumptions developed based on the best information available in the circumstances. The Statement further expands the reporting requirement to incorporate interim reporting period. The effective date of this statement is for Company’s with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

(iv) In February 2007 the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”. The purpose of this Statement is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, most of the provisions of the Statement will only apply to entities that elect the fair value option as defined by FASB Statement No. 157 “Fair Value Measurements”. The amendments to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, apply to all entities with available for sale and trading securities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. The effective date of this statement is for Company’s with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

4.	LITIGATION

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

The Company reached an  agreement whereby the Company  delivered 25,075,000 common stock shares to one of the  Interveners to be held pending settlement or conclusion of the  Civil Litigation. These shares were delivered to the Intervener  to satisfy the requirements of Depository Trust Company (“DTC”)  until common stock shares eligible to be resold without  restriction could be delivered by the Intervener to cover its short position in the Company’s common stock. Furthermore, the  Intervener placed in trust $72,500 to be used to pay the costs of  registering the 25,075,000 common stock shares under the  Securities Act of 1933, as amended (the “Securities Act”), and  the applicable state securities laws in the event that  registration was required.

On January 11, 2006, the presiding Judge in the Civil Litigation  entered an Order Approving Settlement Agreement (the “Order”). As  a result of issuance of the Order, a settlement agreement (the “Settlement Agreement”) became binding upon the Company and some of Defendants (the “Settling Defendants”) and the Interveners with an effective date of December 8, 2005.

In accordance with the binding Settlement Agreement, of January 11, 2006 effective December 8, 2005, the Defendants agreed to pay the Company the aggregate sum of $171,546 from funds held by one of the Interveners and the further agreed to pay an additional $277,093. Furthermore, the claims of the Interveners against the Company were exchanged for the issuance of 25,025,000 shares of the Company’s common stock to one of the Interveners and 219,723,000 shares of the Company’s common stock to the Intervener for an aggregate sum of 244,748,000 common stock shares (the “Newly Issued Shares”).

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

5	STOCKHOLDERS EQUITY

In August 2005, the SEC temporarily suspended trading of the Company because it appeared at that time all of the securities trading in the name of Bancorp International Group, Inc. and purportedly signed by Thomas Megas as President and M. Puig as Secretary were counterfeit. Subsequent to this event the shares resumed trading.

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

On August 19, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of our authorized shares of common stock from 25,000,000 to 500,000,000 and reduced the par value to $0.0001, and authorized 15,000,000 shares of preferred stock, par value of $0.0001. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

 On August 19, 2005, the Company amended their Articles of Incorporation. This amendment increased the number of authorized shares of common stock, par value of $.0001, from 500,000,000 to 2,000,000,000. The holders of 90.8% of the outstanding common stock shares approved this amendment at a shareholders meeting held on August 19, 2005.

(c)  On January 6, 2006, the Company’s Board of Directors authorized the following:

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

• 7,500,000 shares of Series A Preferred Stock to  Stewart Sytner as settlement of outstanding debt incurred by the Company to the investor, between the periods of January 1, 2000 and December 31, 2005. The converted debt had an outstanding value of $232,272.