Form 10KSB/A
period 2006-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2007-11-07
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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
Common Stock, $0.0001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

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

The aggregate market value of the issuer’s common stock, $.0001 par value, held by non-affiliates of the issuer as of June 5, 2007 was $1,365,552 based on the last reported sale price on June 5, 2007 of $0.005 as reported on the “pink sheets” through the OTC Bulletin Board. As of September 30, 2007, 525,035,229 shares of the issuer’s common stock, $.0001 par value, were outstanding. See the discussion set forth in the issuer’s Annual Report on Form 10-KSB for the 12 months ended December 31, 2006, filed with the Securities and Exchange Commission on May 1, 2007, under the heading “Description of Business - Litigation Regarding Stock Certificates” for information regarding the issuer’s outstanding common stock.

BANCORP INTERNATIONAL GROUP, INC.

(formerly March Indy International, Inc.)

FORM 10-KSB/A
For the Fiscal Year Ended December 31, 2006

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the year ended December 31, 2006 (“Original Report”) of Bancorp International Group, Inc. (the “Company”), which has filed with the Securities and Exchange Commission on May 1, 2007, and is being filed to (a) amend Item 7, Financial Statements, to provide restated financial statements for the 12 months ended December 31, 2006 and (b) amend Item 13, Exhibits. No other changes to the Original Report have been made. This Amendment No. 1 on Form 10-KSB/A does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosures in the Original Report that may have been affected by subsequent events.

TABLE OF CONTENTS

PART II		1
Item 7.	Financial Statements	1
PART III		1
Item 13.	Exhibits	1

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

PART II

Item 7. Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

PART III

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

31.1*	Certification of Thomas Megas, Chief Executive Officer and Acting Chief financial Officer of Registrant.
32.1*
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Thomas Megas, Chief Executive Officer and Acting Chief Financial Officer of Registrant.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP INTERNATIONAL, INC.
(Registrant)

By:	/s/ Thomas Megas
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

Date: November 2, 2007

1

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Megas	Chief Executive Officer	November 2, 2007
Thomas Megas	President
Acting Chief Financial Officer
Chairman of Board of Directors

/s/ Martin Duffy	Director	November 2, 2007
Martin Duffy

2

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

As discussed in note 6 of the Notes to the Financial Statements, the financial statements have been restated to accurately reflect the accounts payable liability at December 31, 2006 resulting from the reversing of certain debt recognized in prior years.

/s/ Lieberman & Associates PA
Lieberman & Associates PA
Certified Public Accountants
March 18, 2007 except for note 6,
as to which the date is June 26, 2007
Ft. Lauderdale, Florida

Bancorp International Group, Inc.

Statement of Financial Position
As of December 31,

Bancorp International Group, Inc.
Statement of Financial Position

	2006	2005
Assets
Cash	$495	$-
Subscription Receivable	267,549	-
Total Assets	$268,044	$-

Liabilities and Stockholders' Deficit

Accounts Payable and Accrued Expenses	$190,216	$170,231
Current portion of Long Term Debt	203,816	526,519
Total Liabilities	394,032	696,750

Stockholders' Deficit
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 525,035,229 shares issued and outstanding at December 31, 2006 and 4,030,078 issued and outstanding at December 31, 2005.	52,504	403

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at December 31, 2006 and no shares issued or outstanding at December 31, 2005.	1,500	-
Additional Paid in Capital	4,672,524	3,792,314
Accumulated Deficit	(4,852,516)	(4,489,467)

Total Stockholders' Equity	(125,988)	(696,750)

Total Liabilities and Stockholders' Deficit	$268,044	$-

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	2006	2005

Gross Revenues	$-	$-

Development Expense
Accounting Fees	113,000
Legal Fees	65,374	8,363
Consulting Fees	70,389
Transfer Agent Fees	4,000
Interest Expense	5,191	15,016
Lodging and Travel	52,656	85,585
Office Expense	53,019
Total Development Expenses	363,629	108,964

Net (Loss)	$(363,629)	$(108,964)

Earnings per Share:

Basic	$(0.00)	$(0.03)

Fully Diluted	$-	$-

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

The accompanying notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders’ Equity
 As of December 31, 2006

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2005	4,030,078	$403	-	$-	$3,792,314	$(4,488,887)	$(696,170)

Expenses paid by Stockholders in exchange for equity -January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925

Conversion of debt payable to Stockholders -January 6, 2006	-	-	15,000,000	1,500	446,747	-	448,247

Settlement of lawsuit -January 15, 2006	244,748,000	24,475	-	-	424,164	-	448,639

Outstanding shares to be returned per January 15, 2006 settlement	25,075,000	2,508	-	-	(2,508)	-	-

Repurchase of treasury Stock -January 15, 2006	(48,933)	(5)	-	-	5	-	-

Net Loss -December 31, 2006	-	-	-	-	-	(363,629)	(363,629)

Balance December 31, 2006	525,035,229	$52,504	15,000,000	$1,500	$4,672,524	$(4,852,516)	$(125,988)

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

As of December 31, 2006 the Company had issued 15,000,000 share of convertible preferred stock. If the option to convert the shares is exercised the dilutive effect to the common shares outstanding would be an additional 1,500,000,000 shares.

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

The following is a reconciliation of income tax expense computed  using the statutory Federal rate for the years ended December 31:
	2006	2005
Income tax benefit computed at statutory rate	$727,877	$673,420
Changes in valuation allowance	(727,877)	(673,420)
Provision for income tax	$-	$-

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

(iv) In February 2007 the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. The purpose of this Statement is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. However, most of the provisions of the Statement will only apply to entities that elect the fair value option as defined by FASB Statement No. 157 “Fair Value Measurements”. The amendments to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, apply to all entities with available for sale and trading securities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected shall be reported in earnings at each subsequent reporting date. The effective date of this statement is for Company’s with fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

The holders of shares of the Series A Preferred Stock have the right, at their option, to convert the Series A Preferred Stock into shares of the Company’s common stock at a ratio of 1 share of Series A Preferred for 100 shares of common stock. The Series A Preferred are entitled to receive dividends of every kind declared and paid to holders of the Company’s common stock, at a rate equal to the set conversion rate of 100:1. In addition, the Series A Preferred have a right to have their shares adjusted in the event of future issuances of common shares that would have a dilutive effect on the Series A Preferred. The Series A Preferred have voting rights equal to the number of shares of common stock that the Series A Preferred are convertible into, whether or not converted. In the event of the Company’s liquidation or dissolution or winding up, voluntary or involuntary, the holders of the outstanding Series A Preferred Stock will be entitled to receive liquidation benefits identical to those received by holders of common stock, provided that each share of the Series A Preferred Stock will be treated as if equal to 100 shares of common stock.
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

6.	RESTATEMENT

The Company has restated its financial statements for the two years ended December 31, 2006 and 2005, to reflect accounts payable liabilities that were overstated as of the respective balance sheet dates. The accounts payable adjustment was necessary in order to reverse the duplicate recognition of the liabilities as both accounts payable and long term debt. The effect of the restatement is to reduce the net deficit for the years prior to December 31, 2005 by $97,425.