Form 10QSB
period 2007-03-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2007-12-07
CIK 1076779

U. S. SECURITIES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

Commission file number: 000-25261

BANCORP INTERNATIONAL GROUP, INC.
(formerly March Indy International, Inc.)
(Name of small business issuer in its Charter)

NEVADA	88-0339817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3126 South Boulevard, Suite 264
Edmond, Oklahoma 73013
(Address of principal executive offices)

(405) 313-5535
(Issuer’s telephone number)

_____________________________________________________________________
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
Common Stock Par value $0.001 per share
As of November 29, 2007, 1,075,084,637 shares of the
issuer’s common stock, $.0001 par value, were outstanding.
See the discussion set forth in this report under the headings
“Management’s Discussion and Analysis or Plan of
Operation - Overview” and
“Legal Proceedings” for information regarding the issuer’s
outstanding common stock.

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

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Bancorp International Group, Inc., its executive officers and directors.

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described under the caption “Risk Factors” appearing under “Item 1. Description of Business” of our Annual Report on Form 10-KSB filed with the United States Securities and Exchange Commission on May 1, 2007, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this report.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

On June 17, 2000, March declared a one-for-three reverse stock split, effective September 26, 2000. This reverse stock split reduced the number of our outstanding common stock shares from 12,090,234 to 4,030,078.

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

On January 11, 2006, in accordance with a Settlement Agreement relating to a lawsuit brought by us against certain parties, the Company issued 269,773,000 shares of the Company’s common stock. The lawsuit and resulting Settlement Agreement are discussed under “Legal Proceedings.” These shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

In June 2006, we entered into a letter of intent with a Midwestern oil company in effort to enable us to acquire the working interest in producing wells and proven non-developed reserves. The conditions to the letter of intent were not satisfied by the oil company, and the letter of intent was abandoned.

As of March 31, 2007, we have no operations. However, we currently desire to pursue oil and gas exploration and development opportunities outside the United States, particularly in Papua New Guinea. We believe that any such undertaking (and the undertaking of any other significant business opportunity) is necessarily contingent upon the prior final determination of the number of shares our common stock that are outstanding.

There are currently 525,035,229 shares of our common stock validly issued and outstanding. As described in Part II, Item 1. “Legal Proceedings,” we were initially aware of approximately 243,842,000 additional shares of our common stock that we believe were wrongfully issued. We have also identified 306,207,408 shares of common stock that are currently held in brokerage accounts, which shares may be in addition to the shares noted above. Based on the foregoing, we estimate that a total of 1,075,084,637 shares are outstanding, whether validly issued or invalidly issued, comprised of 525,035,229 validly issued shares, 243,842,000 invalidly shares identified previously by us, and 306,207,408 additional invalidly issued shares held by brokerage firms on behalf of various beneficial owners. If our continued investigations reveal additional shares or reveal that the number of such shares is less than described above, we will report such conclusions by filing an appropriate Current Report on Form 8-K.

After consideration of various means to resolve the issues of the invalidly issued shares, we currently intend to undertake a reverse stock split of our common stock. If undertaken, we intend to base the reverse stock split on a ratio that would reduce the number of our outstanding shares of our common stock, whether validly or invalidly issued, to approximately 5,000,000 shares. Such action, if undertaken and completed, would also result in the reduction of the number of our shareholders. Following the reverse stock split, if undertaken and completed, we intend to recognize all then outstanding shares of our common stock as validly issued and outstanding.

Because we intend to recognize the 1,075,084,637 shares of our common stock described above in the proposed reverse stock split, the 243,842,000 invalidly shares identified previously by us and 306,207,408 additional invalidly issued shares held by brokerage firms on behalf of various beneficial owners are assumed to be outstanding for purposes of this report.

In connection with our desire to pursue energy exploration and development opportunities, we intend to change our name to Energy Source, Inc. to reflect our current business intent.

In order to undertake the contemplated reverse stock split and our name change, the Board of Directors intends to call a meeting of our shareholders as soon as practicable following the date that the Company becomes current in its reporting obligations under the Securities Act of 1934, which requires us to file our quarterly reports on Form 10-QSB for the second and third quarter of 2007, along with any other current reports on Form 8-K that may be required.

Litigation Regarding Common Stock Certificates

We filed a lawsuit on April 11, 2007, against approximately 1,500 purported shareholders alleging that they hold improperly issued stock certificates.  A primary reason this litigation was pursued was to finally determine the number of shares of our common stock that should be recognized as outstanding. However, we dismissed this litigation without prejudice in May 2007, because the litigation was becoming cost-prohibitive. See “Legal Proceedings - Stock Certificate Litigation” for a discussion of the lawsuit.

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

Except as set forth in the table above, we do not have any capital commitments.  Because we do not have any assets, we are unable to fund such expenses without obtaining additional funding. We have not formalized any plans for obtaining the necessary additional capital resources and funding, and have not obtained any related commitments.  We anticipate however that, on a short-term basis, Thomas Megas (our controlling shareholder and Chief Executive Officer and one of our directors) will provide the necessary capital resources and funding through loans. Unless the necessary capital resources are obtained, we may unable to proceed with our intentions to pursue oil and gas exploration and development opportunities.

Item 3.  Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

On January 11, 2006, the Court entered an Order Approving Settlement Agreement (the “Order”). As a result of issuance of the Order, a settlement agreement (the “Settlement Agreement”) became binding upon the Company and the Defendants Mario Pino, Barkev Kibarian, Juan Carlos Medina, Wall Street Group, L.L.C., Clearstock, Inc., Sam Deeb (“Deeb”), Global Consulting Group., DealFlo, L.L.C., and Intelligent Message Distributors (the “Settling Defendants”) and the Interveners with an effective date of December 8, 2005.

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

In addition, the Settlement Agreement Deeb, Intelligent Message Distributors, and Wall Street Group/Mario Pino acknowledged that they owed to BCIT approximately $16,500, $36,800, and $73,000, respectively, and agreed to pay such amounts to the Company as partial consideration for the issuance of the Newly Issued Shares to JH Darbie & Co. and Capital Growth Financial, L.L.C. Each of Deeb, Intelligent Message Distributors and Wall Street Group, L.L.C./Mario Pino have failed to pay such amounts, and the Company is pursuing collection of the same.

The Defendants, Grace Trust, Charles Weller, and Felica Morales (“Non-Settling Defendants”), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. In February 2006, we received judgments against the Non-Settling Defendants, other than The Grace Trust, and are currently pursuing collection of these judgments.

Stock Certificate Litigation

We filed a lawsuit (the “Stock Certificate Litigation”) on April 11, 2007, against approximately 1,500 shareholders alleging that they hold invalid stock certificates that were wrongfully issued and distributed by Mr. Pino and others, which represent the remaining outstanding Wrongfully Issued Shares that we are currently able to identify from the Pino Litigation. The style of the lawsuit is Bancorp International Group, Inc. v. Michael W. Cannan, et al., Case No. CJ-2007-3181, District Court of Oklahoma County, State of Oklahoma. The lawsuit requested the court to rule that the stock certificates held by the defendants representing the Wrongfully Issued Shares be declared void and that we be awarded damages and attorney’s fees and costs in connection with the Stock Certificate Litigation. It was our intent that the Stock Certificate Litigation would determine which certificates and related shares of common stock are valid and which are not valid. In May 2007, we dismissed the Stock Certificate Litigation without prejudice to the Company. The Board of Director determined that continuing the Stock Certificate Litigation was becoming cost-prohibitive.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we did not sell any unregistered shares of our common stock.

Item 3.  Defaults Upon Senior Securities.

We are not in default on any senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the three months ended March 31, 2007, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the three months ended March 31, 2007 that has not been previously reported on Form 8-K.

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

BANCORP INTERNATIONAL GROUP, INC.

DATE: December 7, 2007	/s/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm - for the three months Ended March 31, 2007 and 2006	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders' Equity (Deficit)	F-5

Statements of Cash Flows	F-4

Notes to Financial Statements	F-6-8

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013

Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of March 31, 2007, and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the three months then ended. These financial statements are the responsibility of the company’s management.

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

/s/ Lieberman & Associates

Lieberman & Associates P.A.
Ft. Lauderdale, Florida

Bancorp International Group, Inc.
Statement of Financial Position
As of March 31,

	2007	2006
Assets

Cash	$495	$1,128
Subscription Receivable	267,549	267,549
Total Assets	$268,044	$268,677

Liabilities and Stockholders' Equity

Accounts Payable and Accrued Expenses	$191,969	$171,336
Current portion of Long Term Debt	203,816	172,125
Total Liabilities	395,785	343,461

Stockholders' Equity

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at March 31, 2007 and March 31, 2006.	1,500	1,500

Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 1,075,084,637 shares issued and outstanding at March 31, 2007 and 500,009,162 shares issued and outstanding at March 31, 2006.	107,509	107,509
Additional Paid in Capital	4,617,519	4,617,519
Accumulated Deficit	(4,854,269)	(4,801,312)
Total Stockholders' Equity	(127,741)	(74,784)

Total Liabilities and Stockholders' Equity	$268,044	$268,677

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Three Months Ended March 31,

	2007	2006

REVENUES	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

EXPENSES:
Accounting Fees	-	88,000
Legal Fees	-	50,000
Consulting Fees	-	69,756
Transfer Agent Fees	-	4,000
Interest Expense	1,753	1,686
Lodging and Travel	-	45,965
Office Expense	-	53,019
Total Expenses	1,753	312,426

NET INCOME/(LOSS)	$(1,753)	$(312,426)

Earnings per Share:

Basic	$(0.00)	$(0.00)

*Fully Diluted	$-	$-

* The Fully Diluted Earnings Per Share for the quarter ended March 31, 2007

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Three Months Ended March 31,

	2007	2006

Cash flow from operating activities:
Net Income / (Loss)	$(1,753)	$(312,426)

Non Cash Adjustments:
Prior Year adjustment for interest		(47,292)
Prior Year adjustments for unrecorded liabilities		(41,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Subscription Receivable	-	(267,549)
Increase in Accounts Payable and Accrued Expenses	1,753	21,560
Net cash flow provided from operating activities:	-	(647,029)

Cash flow from investing activities:
Stockholder Loans	-	162,593
Net cash flow used in investing activities:	-	162,593

Cash flow from financing activities:
Proceeds from sale of common stock	-	485,564
Net cash flow from financing activities:	-	485,564

Net increase in cash flow	-	1,128
Beginning Cash	495	-
Ending Cash	$495	$1,128

Supplemental disclosures by financing activities:
Interest Expense	1,753	4,397

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders' Deficit

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2005	4,030,078	$403	-	$-	$3,792,314	$(4,488,887)	$(696,170)

Expenses paid by Stockholders in exchange for equity - January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925

Conversion of debt payable to Stockholders - January 6, 20006	-	-	15,000,000	1,500	446,747	-	448,247

Settlement of lawsuit - January 15, 2006	244,748,000	24,475	-	-	424,164	-	448,639

Shares identified as outstanding related to the January 15, 2006 settlement	550,049,408	55,005			(55,005)		-

Outstanding shares to be returned per January 15, 2006 settlement	25,075,000	2,508	-	-	(2,508)	-	-

Repurchase of treasury Stock Janury 15, 2006	(48,933)	(5)	-	-	5	-	-

Net Loss - December 31, 2006	-	-	-	-	-	(363,629)	(363,629)

Balance December 31, 2006	1,075,084,637	107,508	15,000,000	1,500	4,617,520	(4,852,516)	(125,988)

Net Loss - March 31, 2007						(1,753)	(1,753)

Balance March 31, 2007	1,075,084,637	$107,508	15,000,000	$1,500	$4,617,520	$(4,854,269)	$(127,741)

The attached notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007

1. THE COMPANY

N.E.C. Properties, Inc. ("NEC") was incorporated on September 16 1995, under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000. In addition, at that time the Company also authorized a 1.77 for 1 forward stock split in anticipation of a merger transaction with March Indy International, Inc. ("March" or "March Indy"). The previously issued 1,860,000 common shares were now 3,613,249 common shares.

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

On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions. March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an Internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, that the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

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

(d) Fair Value of Financial Instruments - The Company's financial instruments consists of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the consolidated balance sheet approximates fair value based on the short-term maturity of these instruments.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the three months ended March 31:

	2007	2006

Net Operating Loss Carryover	$4,951,694	$4,898,737

Tax benefit at federal statutory rate of 15%	$742,754	$734,811
Increases in valuation allowance	(742,754)	(734,811)

Deferred tax assets	$-0-	$-0-

As of March 31, 2007, the Company had net operating loss carry forwards available to offset future taxable income of approximately $4,855,000, which expire in various years through 2027. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance.

4. COMMON STOCK

In April 2007, the Company file a law suit against approximately 1,500 shareholders alleging that they hold invalid stock certificates that were wrongfully issued and distributed. The approximate number of shares are 243,842,000. The lawsuit requested the court to rule that the stock certificates be declared void and that damages, attorney’s fees and costs be awarded to the Company in connection with the Litigation. In May 2007, the Company dismissed the litigation without prejudice because, the Board of Director determined that continuing the litigation was becoming cost-prohibitive.

In April 2007 the Management of the Corporation identified an additional 306,207,408 shares of common stock issued and held in various brokerage firms on behalf of various owners.