Form 10QSB
period 2007-06-30
BANCORP INTERNATIONAL GROUP, INC.
filed 2007-12-07
CIK 1076779

U. S. SECURITIES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended June 30, 2007

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
Common Stock Par value $0.001 per share
As of November 27, 2007, 1,075,084,637 shares of the
issuer’s common stock, $.0001 par value, were outstanding.
See the discussion set forth in this report under the Heading
“Management’s Discussion and Analysis or Plan or Operation - Overview” and “Litigation Proceedings” for information regarding the issuer’s outstanding common stock.

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

In order to undertake the contemplated reverse stock split and our name change, the Board of Directors intends to call a meeting of our shareholders as soon as practicable following the date that the Company becomes current in its reporting obligations under the Securities Act of 1934, which requires us to file our quarterly reports on Form 10-QSB for the third quarter of 2007, along with any other current reports on Form 8-K that may be required.

Litigation Regarding Common Stock Certificates

We filed a lawsuit on April 11, 2007, against approximately 1,500 purported shareholders alleging that they hold improperly issued stock certificates. A primary reason this litigation was pursued was to finally determine the number of shares of our common stock that should be recognized as outstanding. However, we dismissed this litigation without prejudice in May 2007, because the litigation was becoming cost-prohibitive. See “Legal Proceedings – Stock Certificate Litigation” for a discussion of the lawsuit.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2007, we did not sell any unregistered shares of our common stock.

Item 3.  Defaults Upon Senior Securities.

We are not in default on any senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the six months ended June 30, 2007, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the six months ended June 30, 2007 that has not been previously reported on Form 8-K.

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
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

LIEBERMAN & ASSOCIATES P.A.
CERTIFIED PUBLIC ACCOUNTANT

800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334	Office (954) 491-0411	Fax (954) 491-0211
Auditing	Accounting	Taxes
Condominium Accounting	Financial Management	Consulting

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013

Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of June 30, 2007, and June 30, 2006 and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the six months then ended. These financial statements are the responsibility of the company’s management.

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

/s/ Lieberman & Associates

Lieberman & Associates P.A.
Ft. Lauderdale, Florida
August 8, 2007

 American Institute of Certified Public Accountants ▪ Public Company Accounting Oversite Board Florida Institute
of Certified Public Accountants ▪ Certified Fraud Examiners ▪ American Institute of Certified Bookkeepers

Bancorp International Group, Inc.
Statement of Financial Position
As of June 30,

	2007	2006
Assets

Cash	$495	$1,128
Subscription Receivable	267,549	270,052
Total Assets	$268,044	$271,180
Liabilities and Stockholders' Equity

Accounts Payable and Accrued Expenses	$193,722	$285,864
Current portion of Long Term Debt	203,816	201,402
Total Liabilities	397,538	487,266

Stockholders' Equity

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at June 30, 2007 and June 30, 2006.	1,500	1,500

Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 1,075,084,637 shares issued and outstanding at June 30, 2007 and June 30, 2006.	107,509	107,509
Additional Paid in Capital	4,617,519	4,617,519
Accumulated Deficit	(4,856,022)	(4,942,613)
Total Stockholders' Equity	(129,494)	(216,085)

Total Liabilities and Stockholders' Equity	$268,044	$271,182

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Six Months Ended June 30,

	2007	2006

REVENUES	$-	$-

COST OF GOOD SOLD	-	-

GROSS PROFIT	-	-

EXPENSES:
Accounting Fees	-	113,000
Legal Fees	-	65,374
Consulting Fees	-	69,756
Transfer Agent Fees	-	4,000
Interest Expense	3,506	3,415
Lodging and Travel	-	50,242
Office Expense	-	53,019
Total Expenses	3,506	358,805

NET INCOME/(LOSS)	$(3,506)	$(358,805)

Earnings per Share:

Basic	$(0.00)	$(0.00)

*Fully Diluted	$-	$-

* The Fully Diluted Earnings Per Share for the quarter ended June 30, 2007

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Six Months Ended June 30 ,

	2007	2006

Cash flow from operating activities:
Net Income / (Loss)	$(3,506)	$(358,805)

Non Cash Adjustments:
Prior Year adjustment for interest		(47,292)
Prior Year adjustments for unrecorded liabilities		(41,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Subscription Receivable	-	(267,549)
Increase in Accounts Payable and Accrued Expenses	3,506	38,663
Net cash flow provided from operating activities:	-	(676,306)

Cash flow from investing activities:
Stockholder Loans	-	(256,377)
Net cash flow used in investing activities:	-	(256,377)

Cash flow from financing activities:
Proceeds from sale of common stock	-	933,811
Net cash flow from financing activities:	-	933,811

Net increase in cash flow	-	1,128
Beginning Cash	495	-
Ending Cash	$495	$1,128

Supplemental disclosures by financing activities:
Interest Expense	3,506	1,729

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2007

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2005	4,030,078	$4 03	-	$-	$3,792,314	$(4,488,887)	$(696,170)

Expenses paid by Stockholders in exchange for equity - January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925

Conversion of debt payable to Stockholders - January 6, 20006	-	-	15,000,000	1 ,500	446,747	-	448,247

Settlement of lawsuit - January 15, 2006	244,748,000	24,475	-	-	424,164	-	448,639

Shares identified as outstanding related to the January 15, 2006 settlement	550,049,408	55,005	-	-	(55,005)	-	-

Outstanding shares to be returned per January 15, 2006 settlement	25,075,000	2 ,508	-	-	(2,508)	-	-

Repurchase of treasury Stock Janury 15, 2006	(48,933)	(5)	-	-	5	-	-

Net Loss - December 31, 2006	-	-	-	-	-	(363,629)	(363,629)

Balance December 31, 2006	1,075,084,637	107,508	15,000,000	1,500	4,617,520	(4,852,516)	(125,988)

Net Loss - June 30, 2007						(3,506)	(3,506)

Balance June 30, 2007	1,075,084,637	$107,508	15,000,000	$1,500	$4,617,520	$(4,856,022)	$(129,494)

The attached notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007

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

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,856,022 and $4,945,117 for the six months ended June 30, 2007 and June 30, 2007. Additionally, the Company has working capital deficiencies of approximately $397,043 and $486,138 at June 30, 2007 and 2006 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the six months ended June 30:

	2007	2006

Net Operating Loss Carryover	$4,856,022	$4,949,117

Tax benefit at federal statutory rate of 15%	$700,879	$701,254
Increases in valuation allowance	(700,879)	(701,254)
Deferred tax assets	$-0-	$-0-

As of June 30, 2007, the Company had net operating loss carry forwards available to offset future taxable income of approximately $4,856,000, which expire in various years through 2027. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance.

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