Form 10QSB
period 2007-09-30
BANCORP INTERNATIONAL GROUP, INC.
filed 2007-12-13
CIK 1076779

U. S. SECURITIES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly year ended September 30, 2007

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

As of September 30, 2007, we have no operations. However, we currently desire to pursue oil and gas exploration and development opportunities outside the United States, particularly in Papua New Guinea. We believe that any such undertaking (and the undertaking of any other significant business opportunity) is necessarily contingent upon the prior final determination of the number of shares our common stock that are outstanding.

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
In order to undertake the contemplated reverse stock split and our name change, the Board of Directors intends to call a meeting of our shareholders as soon as practicable following the date that the Company becomes current in its reporting obligations under the Securities Act of 1934, which requires us to file this report, along with any other current reports on Form 8-K that may be required.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2007, we did not sell any unregistered shares of our common stock.

Item 3.  Defaults Upon Senior Securities.

We are not in default on any senior securities.

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the nine months ended September 30, 2007, no matters were submitted to the holder of our common stock shares, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

We do not have any information required to be disclosed in a repot on Form 8-K during the three months ended September 30, 2007 that has not been previously reported on Form 8-K.

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

BANCORP INTERNATIONAL GROUP, INC.

DATE: December 12, 2007	/s/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
Acting Chief Financial Officer

LIEBERMAN & ASSOCIATES P.A.
CERTIFIED PUBLIC ACCOUNTANT

800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334	Office (954) 491-0411	Fax (954) 491-0211
Auditing	Accounting	Taxes
Condominium Accounting	Financial Management	Consulting

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013

Dear Board of Directors,

We have reviewed the accompanying Balance Sheet of Bancorp International Group, Inc. as of September 30, 2007, and September 30, 2006 and the related statements of income, stockholders’ equity and comprehensive income and cash flows for the six months then ended. These financial statements are the responsibility of the company’s management.

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
December 4, 2007

 American Institute of Certified Public Accountants ▪ Public Company Accounting Oversite Board Florida Institute
of Certified Public Accountants ▪ Certified Fraud Examiners ▪ American Institute of Certified Bookkeepers

Bancorp International Group, Inc.
Statement of Financial Position
As of September 30,
(Unaudited)

	2007	2006
Assets

Cash	$495	$495
Subscription Receivable	267,549	267,549
Total Assets	$268,044	$268,044
Liabilities and Stockholders' Equity

Accounts Payable and Accrued Expenses	$197,975	$287,574
Current portion of Long Term Debt	212,013	203,816
Total Liabilities	409,988	491,390

Stockholders' Equity

Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at September 30, 2007 and September 30, 2006.	1,500	1,500

Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 1,075,084,637 shares issued and outstanding at September 30, 2007 and September 30, 2006.	107,509	107,509
Treasury Common Stock	4	-
Additional Paid in Capital	4,617,515	4,617,519
Accumulated Deficit	(4,868,472)	(4,949,874)
Total Stockholders' Equity	(141,944)	(223,346)

Total Liabilities and Stockholders' Equity	$268,044	$268,044

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Nine Months Ended September 30,
(Unaudited)

	Quarter to date		Year to date
	2007	2006	2007	2006

REVENUES	$-	$-	$-	$-

COST OF GOOD SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES:
Accounting Fees	7,500	-	7,500	113,000
Legal Fees	3,197	-	3,197	65,374
Consulting Fees	-	-	-	70,389
Transfer Agent Fees	-	-	-	4,000
Interest Expense	1,752	1,686	5,258	5,125
Lodging and Travel	-	-	-	52,656
Office Expense	-	-	-	53,019
Total Expenses	12,449	1,686	15,955	363,562

NET INCOME/(LOSS)	$(12,449)	$(1,686)	$(15,955)	$(363,562)

Earnings per Share:

Basic	$-	$-	$-	$-

*Fully Diluted	$-	$-	$-	$-

* The Fully Diluted Earnings Per Share for the quarter ended September 30, 2007

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Nine Months Ended September 30,
(Unaudited)

	2007	2006

Cash flow from operating activities:
Net Income / (Loss)	$(15,955)	$(358,805)

Non Cash Adjustments:
Prior Year adjustment for interest	-	(47,292)
Prior Year adjustments for unrecorded liabilities	-	(41,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Subscription Receivable	-	(267,549)
Increase in Accounts Payable and Accrued Expenses	7,759	38,663
Net cash flow provided from operating activities:	(8,197)	(676,306)

Cash flow from investing activities:
Stockholder Loans	8,197	(256,377)
Net cash flow used in investing activities:	8,197	(256,377)

Cash flow from financing activities:
Proceeds from sale of common stock	-	933,811
Net cash flow from financing activities:	-	933,811

Net increase in cash flow	-	1,128
Beginning Cash	495	-
Ending Cash	$495	$1,128

Supplemental disclosures by financing activities:
Interest Expense	5,258	1,729

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2005	4,030,078	$4 03	-	$-	$3,792,314	$(4,488,887)	$(696,170)

Expenses paid by Stockholders in exchange for equity - January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925

Conversion of debt payable to Stockholders - January 6, 2006	-	-	15,000,000	1 ,500	446,747	-	448,247

Settlement of lawsuit - January 15, 2006	244,748,000	24,475	-	-	424,164	-	448,639

Shares identified as outstanding related to the January 15, 2006 settlement	550,049,408	55,005	-	-	(55,005)	-	-

Outstanding shares to be returned per January 15, 2006 settlement	25,075,000	2 ,508	-	-	(2,508)	-	-

Repurchase of treasury Stock Janury 15, 2006	(48,933)	(5)	-	-	5	-	-

Net Loss - December 31, 2006	-	-	-	-	-	(363,629)	(363,629)

Balance December 31, 2006	1,075,084,637	107,508	15,000,000	1,500	4,617,520	(4,852,516)	(125,988)

Net Loss - September 30, 2007						(15,955)	(15,955)

Balance September 30, 2007	1,075,084,637	$107,508	15,000,000	$1,500	$4,617,520	$(4,868,471)	$(141,943)

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

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,856,472 and $4,945,117 for the nine months ended September 30, 2007 and September 30, 2007. Additionally, the Company has working capital deficiencies of approximately $397,043 and $486,138 at September 30, 2007 and 2006 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the nine months ended September 30:

	2007	2006

Net Operating Loss Carryover	$4,868,472	$4,949,117

Tax benefit at federal statutory rate of 15%	$700,879	$701,254
Increases in valuation allowance	(700,879)	(701,254)
Deferred tax assets	$-0-	$-0-

As of September 30, 2007, the Company had net operating loss carry forwards available to offset future taxable income of approximately $4,856,000, which expire in various years through 2027. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance.

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