Form 10KSB
period 2007-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2008-04-03
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________

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
 _____________

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 Par Value
 _____________

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

The issuer did not generate any revenue for the year ended December 31, 2007.

The issuer is not aware of any reported transactions in the issuer’s common stock within the past 60 days from which the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer can be determined. As of December 31, 2007, it is believed that 1,075,133,570 shares of the issuer’s common stock, $.0001 par value, were outstanding, of which approximately 272,655,453 shares were held by non-affiliates of the issuer. See the discussion set forth in this report under the heading “Description of Business - Litigation Regarding Stock Certificates” and “Legal Proceedings - Stock Certificate” for information regarding the issuer’s outstanding common stock.

BANCORP INTERNATIONAL GROUP, INC.

(formerly March Indy International, Inc.)

FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

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

ii

PART I

Item 1.  Description of Business

Overview

N.E.C. Properties, Inc. (“NEC”) was incorporated on September 16, 1995, under the laws in the State of Nevada. NEC was organized as a blank check company with no operations or plan of business. On September 30, 1995, NEC had 25,000 shares at no par value authorized and 18,600 shares outstanding, which were issued for $1,860 in cash. On November 19, 1998, the amended and restated Articles of Incorporation were filed with the Secretary of State of Nevada that increased NEC’s authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share. In November 1998, the NEC stockholders approved two forward stock splits. The first was a 100 for 1 split increasing the number of the outstanding common shares to 1,860,000 and the second was a 1.77 for 1 stock split resulting in 3,292,200 common shares outstanding.

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

On January 11, 2006, in accordance with a Settlement Agreement relating to a lawsuit brought by us against certain parties, the Company issued 244,748,000 shares of our common stock. The lawsuit and resulting Settlement Agreement are discussed under “Legal Proceedings.” These shares were issued in accordance with the registration exemption afforded under Section 3(a)(10) of the Securities Act of 1933.

In June 2006, we entered into a letter of intent with a Midwestern oil company in effort to enable us to acquire the working interest in producing wells and proven non-developed reserves. The conditions to the letter of intent were not satisfied by the oil company, and the letter of intent was abandoned.

As of December 31, 2007, management intends to pursue potential oil and gas exploration and development opportunities outside the United States, particularly in Papua, New Guinea. See "Recent Events."

Litigation Regarding Common Stock Certificates

We filed a lawsuit on April 11, 2007, against approximately 1,500 purported shareholders alleging that they hold improperly issued stock certificates (the “Invalid Certificates”). We believe that, as of December 31, 2007, of the total 1,075,133,570 shares of our common stock believed to be issued and outstanding, a total of 525,035,229 shares of our common stock were validly issued. This amount does not include the shares of common stock purportedly represented by the Invalid Certificates. See “Legal Proceedings - Stock Certificate” for a discussion of the lawsuit.

On February 25, 2008, the Securities and Exchange Commission (“SEC”) filed a civil action in the United States District Court for the District of Arizona, styled SEC v. Mario A. Pino, Civil Action No. 08-CV-353, against Mario A. Pino (“Pino”) for violating the antifraud and securities registration provisions of the federal securities laws. The complaint alleges that beginning in early 2005, Pino usurped our “corporate identity” by fabricating, issuing and trading fraudulently issued shares of our common stock. The complaint also alleges that Pino issued false press releases relating to our business, between May 2, 2005 and July 13, 2005, and issued millions of fraudulent shares of our common stock to himself and others. The complaint alleges Pino sold 175,005,000 shares of our common stock, through which he earned profits of $269,033, in unregistered, non-exempt transactions into the resulting inflated market.

The SEC’s complaint alleges that Pino violated Sections 5(a), 5(c), and 17(a) of the Securities Act and Section 10(b) of the Securities Exchange Act and Rule 10b-5 thereunder. The SEC seeks a permanent injunction against Pino, disgorgement, including pre- and post-judgment interest, third tier civil penalties, an officer and director bar, and a penny stock bar.

According to the Offer of Settlement issued by the SEC on February 25, 2008, Pamela J. Thompson, acting as an outside chief financial officer to Carter Care, Inc. (“Carter Care”), a privately held nursing care company, assisted in the attempt to use our shell company status in a reverse merger to take Carter Care public. In addition, in April 2005, Ms. Thompson prepared and faxed false documents to the Nevada Secretary of State that purported to change our registered agent and corporate officers. Subsequently, Ms. Thompson assisted with the issuance of 41 certificates representing over 249,000,000 shares of our common stock, which included 20,000,000 shares to Ms. Thompson. Throughout this period, Ms. Thompson was aware of information demonstrating that another individual was our actual president. In anticipation of the institution of a civil action by the SEC against Ms. Thompson for violations of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended, Ms. Thompson submitted an Offer of Settlement to the SEC, which the SEC accepted on February 25, 2008. According to the Offer of Settlement, Ms. Thompson (a) shall cease and desist from committing or causing any violations and any future violations of Sections 5(a), 5(c), 17(a)(2) and 17(a)(3) of the Securities Act and Section 17A of the Securities Exchange Act and Rule 17Ac2-1 thereunder, (b) is barred from association with any transfer agent, with the right to reapply for association after three (3) years to the appropriate self-regulatory organization, and (c) shall pay disgorgement of $7,632 and prejudgment interest of $830.82 to the United State Treasury

Due to the existence of the Invalid Certificates and the actions of Mario A. Pino and Pamela J. Thompson, we cannot be certain that 1,075,133,570 shares of our common stock are the only shares of our common stock presently outstanding, or that the calculation of such 1,075,133,570 shares does not include duplicative shares. We believe that stock certificates likely exist that represent shares of our common stock of which we are not aware. As a result, the actual number of shares of our common stock outstanding may be greater or less than 1,075,133,570. We currently intend to seek shareholder approval for a reverse stock split at the anticipated ratio of 1 for 200. We believe that the reverse stock split, if approved and completed, will reduce the number of our outstanding shares of common stock, which will assist us in identifying the shares of our common stock remaining outstanding. Although there are no assurances that there are not greater or fewer shares of our common stock outstanding, this report assumes and all references to our outstanding common stock refer to the 1,075,133,570 shares noted above.

Employees

As of the date of this report, we have one employee, Thomas Megas, our Chief Executive Officer and President, who does not receive any form of compensation or remuneration for his services.

Recent Events

We currently intend to seek shareholder approval to undertake a reverse stock split in which all of the issued shares of our common stock, whether validly or invalidly issued, referred to as “old common stock,” will be combined and reconstituted as a smaller number of shares of common stock, referred to as “new common stock.” The ratio of the reverse stock split is expected to be 1-for-200. The reverse stock split would give the Board of Directors authority to implement the reverse stock split at any time it determined prior to June 30, 2008, and the authority to decline to implement a reverse stock split prior to such date or at all.

We are unable, without costly and protracted litigation (which our current and very limited resources are unable to fund) to effectively identify the shares of our outstanding common stock that were lawfully issued by us. The purpose of the reverse stock split is to decrease the number of shares of old common stock in order to assist in enabling us to identify and recognize all new common stock as validly issued and outstanding.

Management also believes the reverse stock split is necessary in order to decrease the number of outstanding shares of old common stock so that we will have enough authorized but unissued shares of common stock to enable the holders of our Series A Preferred Stock to convert such preferred stock into shares of common stock. As previously described, there are 15,000,000 shares of Series A Preferred Stock outstanding which are convertible into 1,500,000,000 shares of common stock at the option of the holders of the Series A Preferred Stock. Accordingly, assuming that a total of approximately 1,075,000,000 shares of our common stock are issued and outstanding of the total 2,000,000,000 shares authorized, if the holders of the Series A Preferred Stock were to convert all 15,000,000 shares of Series A Preferred Stock into shares of common stock, the shares issuable upon such conversion would exceed our authorized common stock by 575,000,000 shares.

Management believes that reducing the number of shares of our outstanding common stock resulting from the reverse stock split and the recognition of all new common stock as validly issued and outstanding will enable us to qualify our common stock for trading utilizing the clearing services of the Depository Trust Company (“DTC”). We have been advised that DTC terminated its trading services with respect to our common stock due to our inability to specify which shares of our common stock are validly issued. We currently recognize the aggregate 550,049,408 outstanding shares that we are unable to confirm are validly issued. Therefore, following the reverse stock split, if implemented by our Board of Directors, we intend to apply for approval of DTC to reinstate its clearing services for our common stock. We do not know whether the DTC will consider such actions sufficient for the DTC to resume clearing transactions in our common stock.

In addition to the reverse stock split, Management desires to amend our Restated Certificate of Incorporation to change our name from “Bancorp International Group, Inc.” to “Energy Source, Inc.” The reason for such change being that management intends to pursue oil and gas exploration and development opportunities outside the United States, particularly in Papua, New Guinea, and believes changing our name to “Energy Source, Inc.” is appropriate to reflect our current intentions to pursue such energy opportunities.

Management intends to present to our shareholders of record for approval the proposed reverse stock split and the proposed name change.  Currently, we expect that the annual meeting of our stockholders, at which such proposals are expected to be considered, will be held on April 29, 2008.

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

We have not realized any revenue from our operations and have incurred substantial losses resulting in an accumulated deficit at December 31, 2007, of $4,913,670. In addition, we will continue to incur losses attributable to the administrative costs associated with a “blank check, publicly-held shell company.” See “Management’s Discussion and Analysis and Plan of Operation.”

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

If we identify and undertake a business enterprise, such as oil and gas exploration and development outside the United States, we may enter into various cost and revenue sharing arrangements, including joint ventures and partnerships, intended to complement or expand the business activities. We may not realize the anticipated benefits offered by these arrangements. The costs of obtaining these sharing arrangements may increase our invested cost in the business activities without providing a correlating increase in the revenues; thus, adversely affecting the financial potential of the business activities.

Any business activities or enterprise undertaken outside of the United States will involve inherently greater risks.

We currently intend to pursue such oil and gas exploration and development opportunities outside of the Unite States. As with any business operation and activities outside of the United States, there are a number of inherent risks, many of which are beyond our control, including:

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

There is currently no market for our common stock. Although a market for our common stock shares previously existed, the trading volume has always been very low. Furthermore, we have been delinquent in our reporting obligations under Exchange Act and the Depository Trust Company has currently suspended clearing transactions on our common stock. If a market redevelops, the market price of our common stock may be subject to certain fluctuations in response to:

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

•	the available offered price may be substantially below the quoted bid price.

Our common stock is subject to the penny stock trading rules which may adversely affect the ability to resell the stock.

Our common stock is subject to the “penny stock” rules. A “penny stock” is generally a stock that:

•	is only listed in “pink sheets” or on the NASD OTC Bulletin Board,

•	the high bid price for the common stock is less than $5.00, and less than two market makers are currently displaying bid and ask quotations at specified prices, or

•	is issued by a company with net tangible assets of less than $5 million (or after having been in existence for more than three years, less than $2 million), or

•	has average revenues during the previous three years of less than $6 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase a penny stock or the sale of a penny stock. Required compliance with these rules will materially limit or restrict:

•	the ability to resell our common stock, and

•	the liquidity typically associated with other publicly traded stocks may not exist.

Our Chief Executive Officer has voting control and may exercise this control in the election of our Directors and other stockholder matters.

Thomas Megas, who is our Chief Executive Officer, President and a member of our Board of Directors, beneficially owns 1,001,964,751 shares of our common stock, which includes 750,000,000 shares that Mr. Megas may acquire upon conversion of 7,500,000 shares of our Series A Preferred Stock. Such 7,500,000 shares of Series A Preferred Stock is entitled to 100 votes per share, or 750,000,000 votes. This amount represents approximately 44.9% of our voting stock and enables him to control matters that are subject to the approval of our stockholders. Although Mr. Megas, in his capacity as a Director and our Chief Executive Officer has a fiduciary duty to our stockholders, Mr. Megas may exercise his voting control in a manner personally beneficial to him and to the detriment or disadvantage of our other stockholders.

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

Going Concern

We have experienced net losses since our inception. We have not generated revenues from operations since inception, and currently have not undertaken any business enterprise. Without additional capital or financing, we will not be able to meet our working capital needs.  These factors raise substantial doubt about our ability to continue as a going concern.

Although management intends to pursue oil and gas exploration and development opportunities outside the United States, no such business has been undertaken, and our stockholders are unable to currently ascertain the merits or risks of any particular business’ operation or plan of operation.

If we begin to pursue oil and gas exploration and development opportunities outside the United States or any other business enterprise, we may complete a business combination with a financially unstable company or an entity in its development stage, and we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular prospective business opportunity, if any, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.

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

We have outstanding 15,000,000 shares of our Series A Preferred Stock, which is convertible into 1,500,000,000 shares of our common stock. The Series A Preferred Stock is currently held by Mr. Megas (7,500,000 shares) and Mr. Stewart Sytner (7,500,000 shares). To the extent we issue shares of common stock to effect a business combination or other acquisition, the potential for the issuance of substantial numbers of additional shares of common stock upon conversion of the Series A Preferred Stock could make us a less attractive partner or constituent in the eyes of a target business as such securities, when converted, will increase the number of issued and outstanding shares of our common stock. Accordingly, our Series A Preferred Stock may make it more difficult to undertake a business enterprise or may increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares of common stock underlying the Series A Preferred Stock could have an adverse effect on the market price for our securities. If, and to the extent the Series A Preferred Stock is converted, our shareholders may experience dilution to their holdings.

Actions taken and expenses incurred by our officers and directors on our behalf will not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no salary or other compensation which will be paid to them for services unless and until we undertake a business enterprise or other business activity, they along with a substantial shareholder, Mr. Sytner, may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf, such as attempting to identifying potential business enterprise opportunities and performing due diligence with respect to such opportunities. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors and substantial shareholders on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our ability to undertake a business enterprise. See “Certain Relationships and Related Party Transactions.”

Item 2.  Description of Property

Facilities

Our corporate office is located at 3126 South Blvd., Suite 264, Edmond, Oklahoma 73013. The office space is leased without charge on a year to year basis. If, and when, we undertake a business development enterprise, we intend to relocate our office to facilities that will then serve our needs, both in location and facility size.

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

In the Civil Litigation we alleged that Mr. Pino individually and through various affiliated entities and co-conspirators, including the Wall Street Group, L.L.C., prepared or possessed 20 or more common stock certificates purportedly representing 235,000,000 shares of our common stock, the previously referred to Wrongfully Issued Shares that were distributed to various individuals and entities, including the other Defendants. We could not determine if, in addition to the 235,000,000 shares, any additional shares were wrongfully issued.

Capital Growth Financial, L.L.C. and JH Darbie & Co., holders of our common stock, intervened in the Civil Litigation (the “Interveners”) and alleged that we negligently hired the Defendants and negligently supervised their actions and activities, and asserted Oklahoma and federal securities fraud and failure-to-register claims against the Defendants and us.

In conjunction with the Civil Litigation, we reached an agreement with JH Darbie & Co., under which we delivered 25,025,000 common stock shares to JH Darbie & Co. to be held pending settlement or conclusion of the Civil Litigation. These shares were delivered to JH Darbie & Co. to satisfy the requirements of DTC until common stock shares eligible to be resold without restriction could be delivered by JH Darbie & Co. to cover its short position in our common stock. Furthermore, JH Darbie & Co. placed in trust $72,500 to be used to pay the costs incurred by us in the litigation.

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

The Defendants, Grace Trust, Charles Weller, and Felica Morales (“Non-Settling Defendants”), did not execute the settlement agreement and accordingly did not settle the claims asserted against them in the Civil Litigation. In February 2006, we received judgments against the Non-Settling Defendants, other than The Grace Trust. The approximate number of shares is 243,842,000.

Stock Certificate Litigation

We filed a lawsuit (the “Stock Certificate Litigation”) on April 11, 2007, against approximately 1,500 shareholders alleging that they hold invalid stock certificates (the “Invalid Certificates”) that were wrongfully issued and distributed by Mr. Pino and others, which represent the remaining outstanding Wrongfully Issued Shares that we are currently able to identify from the Pino Litigation. The style of the lawsuit was Bancorp International Group, Inc. v. Michael W. Cannan, et al., Case No. CJ-2007-3181, District Court of Oklahoma County, State of Oklahoma. The lawsuit requests the court to rule that the stock certificates held by the defendants representing the Wrongfully Issued Shares be declared void and that we be awarded damages and attorney’s fees and costs in connection with the Stock Certificate Litigation. It was our intent that the Stock Certificate Litigation would determine which certificates and related shares of common stock are valid and which are not valid.

In May 2007, the Company dismissed the lawsuit without prejudice because the Board of Directors determined that continuing the litigation would be cost prohibitive the Company recognized the additional shares as outstanding common stock and charged Paid in Capital for the par value of the shares.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

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

	Common Stock Bid Price
Quarter Ended:	Low		High
March 31, 2008		n/a		n/a

December 31, 2007	$	n/a	$	n/a
September 30, 2007	$	n/a	$	n/a
June 30, 2007	$	n/a	$	n/a
March 31, 2007	$	n/a	$	n/a

December 31, 2006		$0.0001		$0.1500
September 30, 2006		$0.0001		$0.1500
June 30, 2006		$0.0001		$0.0030
March 31, 2006		$0.0001		$0.0030

Dividend Policy

As of December 31, 2007, there were 76 record owners of our common stock. This number excludes approximately 1,500 persons or entities we have identified as holding Invalid Certificates. See “Legal Proceedings.”

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

Securities Authorized for Issuance under Equity Compensation Plans.

In 1999, Mr. Megas was issued an option to purchase 400,000 shares of our common stock at an exercise price of $1.00 per share. The option was issued to Mr. Megas pursuant to the terms of his Employment Agreement. On February 23, 2006, Mr. Megas released all of his rights under the Employment Agreement, and surrendered the stock option. As of December 31, 2007, we had no equity compensation plans or other outstanding options to acquired common stock.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Discontinued Operations.

Since inception, we have not realized any revenue from operations. We discontinued our motor racing business activities in the third quarter of 2000 and since that time have not undertaken any business activities. Accordingly, all of these activities are reflected as discontinued operations in 2000, with a loss of $4,488,503. Because we do not have any assets and do not conduct any business activities, we are classified as a “shell company.” As of the date of this report, management intends to pursue oil and gas exploration and development opportunities outside the United States. It is not certain the Company will be able to obtain the funds necessary to pursue any such opportunities or that this strategy will yield successful oil and gas exploration and development opportunities.

Operations

Our operations for the years ended December 31, 2007 and 2006 were primarily of a corporate nature including legal, accounting and general corporate administrative matters. We did not conduct any business enterprise activities during 2007 and 2006.

Going Concern

As indicated in the notes to the financial statements included in this report, the financial statements have been prepared assuming that we will continue as a going concern. In the year ended December 31, 2007, we incurred a net loss of approximately $61,154. In addition, at December 31, 2007 and 2006, we had working capital deficiencies of approximately $424,000 and $394,000, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary in the event we are unable to continue as a going concern.

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

Item 8A(T).  Controls and Procedures.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Name	Age	Position

Thomas Megas	62	Chairman of the Board of Directors, Chief Executive Officer, President, and Acting Chief Financial Officer

Martin Duffy	61	Director and Secretary

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on its review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except (a) Mr. Megas did not file a Form 3 upon becoming a reporting person or two Form 4s to report two transactions; (b) Mr. Sytner did not file a Form 3 upon becoming a reporting person or two Form 4s to report two transactions; and (c) Martin Duffy did not file a Form 3 upon becoming a reporting person.

Item 10.  Executive Compensation

The following table sets forth the total cash compensation, paid or accrued, to our Chief Executive Officer during the years ended December 31, 2007, 2006 and 2005. We had no other executive officers serving as of the end of 2007.

Summary Compensation Table

		Annual Compensation (1)
Name and Principal Position	Year	Salary		Bonus	Total
Thomas Megas	2007	$0		$—	$0
Chairman of the Board of Directors, Chief Executive Officer, President and Acting	2006	$0		$—	$0
Chief Financial Officer	2005	$831,875	(2)	$—	$831,875

Martin Duffy	2007	$0		$—	$0
Secretary	2006	$0		$—	$0
	2005	$0		$—	$0

(1)
Mr. Megas did not receive any non-cash compensation, perquisites or other personal benefits during each of 2007 and 2006 and Mr. Duffy did not receive any non-cash compensation, perquisites or other personal benefits during each of 2007, 2006 and 2005.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table presents certain information regarding the beneficial ownership of our common stock as December 31, 2007, of

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

Name and Address of Beneficial Owner	Aggregate Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)
Thomas Megas (2) 3126 S. Boulevard, Suite 264 Edmond, Oklahoma 73013	1,001,964,571	44.9%

Stewart Sytner (3) 3126 S. Boulevard, Suite 264 Edmond, Oklahoma 73013	750,415,025	33.7%

Martin Duffy (4)	33,334	*

All directors and executive officers as a group (2 persons)	1,001,998,085	44.9%

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

Reimbursable Expenses

In addition to the debts settled with the issuance of the Series A Preferred Stock to Mr. Megas and Mr. Sytner, on January 6, 2006 (see “—Series A Preferred Stock”), Mr. Megas and Mr. Sytner have either advanced to us or paid for our benefit additional amounts (see “Risk Factors - Actions taken and expenses incurred by our officers and directors on our behalf will not be subject to “independent” review”), for which we have agreed to repay them. These advances include the payment of our accounting fees, legal fees, and other working capital costs. The schedule below sets forth the date of each resulting note and the original amounts advanced on our behalf by Mr. Megas and Mr. Sytner in respect of each resulting note. As of March 31, 2008, we have not repaid any amounts owing under these notes, which are payable on demand and bear interest at 4% per annum.

Date of Note	Principal Balance owing to Mr. Megas	Principal Balance owing to Mr. Sytner

June 2000	$-	$60,641

June 2006	$28,537	$-

June 2007	$45,310	$30,000

Total amount owing:	$73,847	$90,641

Item 13.  Exhibits
Exhibit No.	Description

3(i)1	Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-KSB for the year ended 2001 filed with the Commission on April 5, 2006.

3(ii)2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form 10-SB filed with the Commission on January 14, 1999.

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

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Thomas Megas, Chief Executive Officer and Acting Chief financial Officer of Registrant.

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

Audit Fees. Total audit fees for our 2007 financial statements have not been determined, but are estimated to total $7,500. Total audit fees for 2006 were $7,500.

Tax Fees. The fees billed for tax services for the year ended December 31, 2007 will approximate $1,000. Such fees billed for 2006 were $1,000.

All Other Fees. We do not anticipate engaging Lieberman and Associates, P.A. for any other services other than those related to the audit of our financial statements and the providing of pre-approved tax services.

Audit Committee Pre-Approval Procedures

Our Board of Directors has not designated a standing audit committee; the entire Board of Directors performs the functions of an audit committee. Acting in the capacity of an audit committee, our Board of Directors follows procedures pursuant to which it pre-approves all audit, audit-related and tax services, and all permissible non-audit services. Circumstances may arise that require engagement of the independent public accountants for additional services not contemplated in the original pre-approval. In those instances, we will obtain the specific pre-approval of our Board of Directors acting in the capacity as an audit committee before engaging our independent public accountants. The procedures require our Board of Directors be informed of each service, and the procedures do not include any delegation of our Board of Directors responsibilities to management. Our Board of Directors acting in the capacity of an audit committee may delegate pre-approval authority to one or more of its members. The member to whom this authority is delegated will report any pre-approval decisions to our Board of Directors at its next scheduled meeting.

All of the audit-related fees, tax fees and all other fees of Sherb & Co. LLP and Lieberman and Associates, P.A. were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP INTERNATIONAL GROUP, INC.
(Registrant)
By:	/S/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

Date: April 3, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS MEGAS	Chief Executive Officer	April 3, 2008
Thomas Megas	President Acting Chief Financial Officer
Chairman of Board of Directors

/s/ MARTIN DUFFY	Director	April 3, 2008
Martin Duffy

LIEBERMAN & ASSOCIATES P.A.
CERTIFIED PUBLIC ACCOUNTANT

800 E. Cypress Creek Rd. Suite 200 Ft. Lauderdale, FL 33334	Office (954) 491-0411	Fax (954) 491-0211
Auditing	Accounting	Taxes
Condominium Accounting	Financial Management	Consulting

The Board of Directors
Bancorp International Group, Inc.
3126 South Blvd.
Suite 264
Edmond, OK 73013

Dear Board of Directors,

We have audited the accompanying balance sheets of Bancorp International Group, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bancorp International Group, Inc. at December 31, 2007 and December 31, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Lieberman & Associates

Lieberman & Associates P.A.
Ft. Lauderdale, Florida
February 27, 2008

American Institute of Certified Public Accountants ▪ Public Company Accounting Oversight Board Florida Institute of Certified Public Accountants ▪ Certified Fraud Examiners ▪ American Institute of Certified Bookkeepers

Bancorp International Group, Inc.
Balance Sheet
As of December 31, 2007

	2007	2006
Assets

Cash	$495	$495
Total Assets	$495	$495

Liabilities and Stockholders' Equity

Accounts Payable and Accrued Expenses	$176,065	$190,221
Notes Payable Shareholder's	279,126	203,816
Total Liabilities	455,191	394,037

Stockholders' Equity
Preferred Stock Series A $.0001 par value, 15,000,000 share authorized, issued and outstanding at December 31, 2007 and December 31, 2006.	1,500	1,500
Common Stock, $.0001 par value, 2,000,000,000 shares authorized, 1,075,133,570 shares issued and outstanding at December 31, 2007 and December 31, 2006.	107,513	107,513
Additional Paid in Capital	4,617,515	4,617,515
Accumulated Deficit	(4,913,670)	(4,852,516)
Total Stockholders' Equity	(187,142)	(125,988)
Less - Stock subscription receivable from January 2006 settlement	(267,549)	(267,549)
Less - common stock in treasury, at cost (48,933 and 48,933 shares in 2007 and 2006 respectivly)	(5)	(5)
	(454,696)	(393,542)
Total Liabilities and Stockholders' Equity	$495	$495

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Operations
For the Year Ended December 31,

	Year to date
	2007	2006
REVENUES	$-	$-

EXPENSES:
Accounting Fees	15,000	113,000
Legal Fees	34,124	65,374
Consulting Fees	-	70,389
Transfer Agent Fees	-	4,000
Interest Expense	11,450	5,191
Lodging and Travel	-	52,656
Office Expense	580	53,019
Total Expenses	61,154	363,629

NET INCOME/(LOSS)	$(61,154)	$(363,629)

Earnings per Share:
Basic	$-	$-
*Fully Diluted	$-	$-

* The Fully Diluted Earnings Per Share for the quarter ended December 31, 2007

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Changes in Cash Flow
For the Year Ended December 31,

	2007	2006
Cash flow from operating activities:
Net Income / (Loss)	$(61,154)	$(363,629)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase in Subscription Receivable	-	(267,549)
Increase in Accounts Payable and Accrued Expenses	(14,156)	20,565
Net cash flow provided from operating activities:	(75,310)	(610,613)
Cash flow from investing activities:
Stockholder Loans	75,310	(322,703)
Net cash flow used in investing activities:	75,310	(322,703)
Cash flow from financing activities:
Proceeds from sale of common stock	-	933,811
Net cash flow from financing activities:	-	933,811
Net increase in cash flow	-	495
Beginning Cash	495	-
Ending Cash	$495	$495

Supplemental disclosures by financing activities:
Interest Expense	11,450	1,729

The attached notes are an integral part of these financial statements

Bancorp International Group, Inc.
Statement of Stockholders' Deficit
For the Year Ended December 31, 2007

	Common Stock		Preferred Stock Series A
	Shares	Par	Shares	Par	Paid in Capital	Accumulated Deficit	Total

Balance December 31, 2005	4,030,078	$403	-	$-	$3,792,314	$(4,488,887)	$(696,170)

Expenses paid by Stockholders in exchange for equity - January 6, 2006	251,231,084	25,123	-	-	11,802	-	36,925
Conversion of debt payable to Stockholders - January 6, 20006	-	-	15,000,000	1,500	446,747	-	448,247
Settlement of lawsuit - January 15, 2006	244,748,000	24,475	-	-	424,164	-	448,639
Shares identified as outstanding related to the January 15, 2006 settlement	550,049,408	55,005			(55,005)		-
Outstanding shares to be returned per January 15, 2006 settlement	25,075,000	2,508	-	-	(2,508)	-	-
Repurchase of treasury Stock Janury 15, 2006	(48,933)	(5)	-	-	-	-	(5)
Less Subscriptions Receivable		-			(267,549)		(267,549)
Net Loss - December 31, 2006	-	-	-	-	-	(363,629)	(363,629)
Balance December 31, 2006	1,075,084,637	107,508	15,000,000	1,500	4,349,966	(4,852,516)	(393,542)
Net Loss - December 31, 2007						(61,154)	(61,154)
Balance December 31, 2007	1,075,084,637	$107,508	15,000,000	$1,500	$4,349,966	$(4,913,670)	$(454,696)

The attached notes are an integral part of these financial statements

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2007

1. THE COMPANY

N.E.C. Properties, Inc. ("NEC") was incorporated on September 16, 1995 under the laws in the State of Nevada. NEC was organized with no operations or plan of business. On September 30, 1995 the Company issued 18,600 shares of its then no par value and 25,000 authorized common stock, for $1,860 in cash. On November 19, 1998 the State of Nevada approved NEC's restated Articles of Incorporation, which increased their authorized common shares from 25,000 to 25,000,000, and established a par value of $.001 per share of common stock. In addition, in November 1998 NEC approved a forward stock split of 100:1, thus increasing the number of then outstanding common shares to 1,860,000. At that time the Company also authorized a 1.77 for 1 forward stock split in anticipation of a merger transaction with March Indy International, Inc. ("March" or "March Indy"). The previously issued 1,860,000 common shares were now 3,613,249 common shares.

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

On June 17, 2000 the Company declared a one for three (1:3) reverse stock split, effective June 26, 2000. The financial statements herein give retroactive effect to this, and all the above, related equity transactions. March had intended to engage in the business of designing, building and racing motor cars for Formula One, Cart and Indy competition both in the United States and abroad. March has also planned to develop an Internet website in order to merchandise products related to its racing efforts. From the time of its inception March had been a development stage enterprise through September 30, 2000. Subsequent to September 30, 2000, the management of March determined that due to the inability to successfully organize an Indy car race team and to compete in the Indianapolis 500 in the second quarter of the year ended December 31, 2000, the Company's operations, as intended, would cease to operate. Due to the cessation of operations, management has determined that they are no longer a development stage enterprise commencing from the third quarter ended September 30, 2000.

During the quarter ended September 30, 2001, March changed its name to Bancorp International Group, Inc. ("Bancorp") in an attempt to effect a merger with a financial service oriented business. Bancorp has not merged with any financial service business. Henceforth NEC, March or Bancorp are to be referred to as the “Company", unless reference is made to the respective company for reference to events surrounding their acquisition by the Company.

The Company is subject to the reporting obligations under Section 12(g) of the Securities Exchange Act of 1934. The Company has not complied with the reporting obligations since December 31, 2001.

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2007

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $4,883,000 and $4,853,000 for the years ended December 31, 2007 and December 31, 2006. Additionally, the Company has working capital deficiencies of approximately $424,000 and $394,000 at December 31, 2007 and 2006 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters include restructuring its existing obligations, raising additional capital through future issuances of stock and or debentures, and to complete a business acquisition for future operations. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include management's judgments associated with other asset valuations and accrued expenses. Actual results could differ from those estimates.

(b) Loss Per Share - Basic earnings (loss) per share ("EPS") is determined by dividing net loss for the period by the weighted average number of common shares outstanding during the same period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock, which would then share in the earnings of the Company. For the years ended December 31, 2007 and December 31, 2006 the Company had 15,000,000 shares of convertible preferred shares outstanding which would have a dilutive effect on the EPS if the conversion rights were exercised. However, for purposes of these financial statements making the assumption of the preferred stock converting for purposes of calculating EPS would have an anti-dilutive effect on the results.

(c) Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. The recoverability of assets held and used in operations is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2007 and 2006 there were no long lived assets.

(d) Fair Value of Financial Instruments - The Company's financial instruments consist of accounts payable and accrued expenses. The carrying amount of the financial instruments reported in the balance sheet approximates fair value based on the short-term maturity of these instruments.

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2007

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

A valuation allowance related to the deferred tax asset is also recorded when it is probable that some or the entire deferred tax asset will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

The following is a reconciliation of income tax expense computed using the statutory Federal rate for the twelve months ended December 31:

	2007	2006

Net Operating Loss Carryover	$4,882,744	$4,852,516
Tax benefit at federal statutory rate of 15%	$732,412	$727,877
Increases in valuation allowance	(732,412)	(727,877)
Deferred tax assets	$-0-	$-0-

As of December 31, 2007, the Company had net operating loss carry forwards available to offset future taxable income of approximately $4,883,000, which expire in various years through 2028. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance.

4.  NOTES PAYABLE

The Company has borrowed funds throughout the years from several major stockholders in order to pay for costs incurred. At December 31, 2006, because of certain legal litigation the note holders were contemplating placing a demand for payment from the Company. The litigation was settled in 2007 and the note holders no longer have intentions to pursue demand for payment within the next 12 months. Consequently, the outstanding debt was reclassified as long term as of December 31, 2007 and December 31, 2006. The following schedule details the outstanding note balances as of December 31 and associated terms:

	2007	2006

June 2000, Demand Note Payable Stockholder’s at 4% per annum -	$175,279	$175,279
June 2006, Demand Note Payable Stockholder at 4%per annum -	28,537	28,537
June 2007, Demand Note Payable Stockholder’s at 4% per annum -	75,310	-

Total Debt	279,126	203,816
Less Current Portion	-	-
Total Long Term Debt	$279,126	$203,816

BANCORP INTERNATIONAL GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
For the Year Ended December 31, 2007

5. COMMON STOCK

In September 2005 the Company began Civil Litigation alleging that 235,000,000 shares of its common stock were wrongfully distributed to various individuals and entities.

On January 11, 2006, the Court entered an order approving a Settlement Agreement, whereby the defendant agreed to pay the sum of $171,546 to the Company and an additional sum of $277,093 as well as returning 25,075,000 shares of common stock currently in their possession. In exchange the Company would issue 244,748,000 shares of common stock to the defendants. The Newly Issued Shares were issued in accordance with the registration exemption afforded under Section 3(a) (10) of the Securities Act.

The Company received throughout 2006 a sum of $181,183 toward the settlement. The remaining proceeds of $267,549, yet to be received, are classified as Subscription Receivable in the Shareholder’s Equity section of the Balance Sheet.

In April 2007, the Company filed a law suit against approximately 1,500 shareholders alleging that they hold invalid stock certificates that were wrongfully issued and distributed. The approximate numbers of shares are 243,842,000. The lawsuit requested the court to rule that the stock certificates be declared void and that damages, attorney’s fees and costs be awarded to the Company in connection with the litigation. Management also identified an additional 306,207,408 shares of common stock issued and held in various brokerage firms on behalf of various owners.

In May 2007, the Company dismissed the litigation without prejudice because the Board of Directors determined that continuing the litigation would be cost-prohibitive; the Company recognized the additional shares as outstanding common stock charging Paid in Capital for the par value of the shares.