Form 10KSB/A
period 2006-12-31
BANCORP INTERNATIONAL GROUP, INC.
filed 2008-05-21
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
AMENDMENT NO. 2

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

BANCORP INTERNATIONAL GROUP, INC.

(formerly March Indy International, Inc.)

FORM 10-KSB/A
For the Fiscal Year Ended December 31, 2006

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the year ended December 31, 2006 (“Original Report”), of Bancorp International Group, Inc. (the “Company”), which was filed with the Securities and Exchange Commission on May 1, 2007, and amended by Amendment No.1 to the Original Report filed with the Securities and Exchange Commission on November 7, 2007, and is being filed to amend Item 13, Exhibits of the Original Report which unintentionally omitted the Consent of Independent Registered Public Accounting Firm provided by Lieberman & Associates, P.A. No other changes to the Original Report, as previously amended, have been made. This Amendment No. 2 on Form 10-KSB/A does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosures in the Original Report that may have been affected by subsequent events.

TABLE OF CONTENTS

PART III		1
Item 13.	Exhibits	1
Signatures		2

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

ii

PART III

Item 13.  Exhibits

Exhibit No.	Description

3(i).1
Registrant’s Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Commission on May 3, 2006.

3(ii).2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Registration Statement on Form 10-SB filed with the Commission on January 14, 1999.

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

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Thomas Megas, Chief Executive Officer and Acting Chief Financial Officer of Registrant.

32.1*
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 of Thomas Megas, Chief Executive Officer and Acting Chief Financial Officer of Registrant.

 * filed herewith

1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANCORP INTERNATIONAL, INC.
(Registrant)
Date: May 20, 2008	By:	/s/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS MEGAS	Chief Executive Officer	May 20, 2008
Thomas Megas	President Acting Chief Financial Officer
Chairman of Board of Directors

/s/ MARTIN DUFFY	Director	May 20, 2008
Martin Duffy

2