Form 10KSB/A
period 2007-12-31
Energy Source, Inc.
filed 2008-09-15
CIK 1076779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_____________

 AMENDMENT NO. 1
TO
FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
_____________

Commission File Number: 000-25261

ENERGY SOURCE, INC.
(formerly Bancorp International Group, Inc.)
(Name of small business issuer in its Charter)

NEVADA	88-0339817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 W. Edmond Road
Edmond, Oklahoma 73003
(Address of principal executive offices)

(405) 359-2178
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

ENERGY SOURCE, INC.

(formerly Bancorp International Group, Inc.)

FORM 10-KSB/A
For the Fiscal Year Ended December 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the year ended December 31, 2007 (“Original Report”), of Energy Source, Inc. (f/k/a Bancorp International Group, Inc.) (the “Company”), which was filed with the Securities and Exchange Commission on April 3, 2008, and is filed in response to an SEC comment letter dated July 22, 2008.

In this amended report, we are amending the following:

(a)  the name of the Company, with respect to the change of the Company’s name from Bancorp International Group, Inc. to Energy Source, Inc., which was approved by our shareholders at our 2008 Annual Shareholder Meeting held June 3, 2008,

(b)  the address and telephone number of the Company’s principal business office,

(c)  Item 8A(T), Controls and Procedures of the Original Report to include the results of our management’s assessment of our internal control over financial reporting as of December 31, 2007,

(d)  Exhibit 31.1 to the Original Report to conform with the exact language provided in Item 601(b)(31) of Regulation S-B with respect to the certification of internal controls, and

(e)  Exhibit 32.1 to the Original Report to comply with the certification language required by Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing, no other changes to the Original Report have been made, and this Amendment No. 1 on Form 10-KSB/A does not reflect any other events occurring after the filing of the Original Report and does not modify or update the disclosures in the Original Report that may have been affected by subsequent events.

TABLE OF CONTENTS

PART I		1
Item 2.	Description of Property	1
PART II		1
Item 8A(T).	Controls and Procedures	1
PART III		2
Item 13.	Exhibits	2

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

i

PART I

Item 2.  Description of Property

Facilities

As of December 31, 2007, our principal business office was located at 3126 South Blvd., Suite 264, Edmond, Oklahoma 73013. However, as of August 2008, we do not have an established principal business office, and we have designated the following address for the delivery of our mail – 501 W. Edmond Road, Edmond, Oklahoma 73003. If, and when, we undertake business operations, we intend to establish appropriate office facilities.

PART II

Item 8A(T).  Controls and Procedures.

With the assistance of  our Chief Executive Officer, who is our acting Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2007. Based on this evaluation, we concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports we file or submit pursuant to the requirements of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, who is our acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the evaluation of our disclosure controls and procedures described above, we have established new disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the requirements of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles (“GAAP”), including those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with the authorization of our management and our Board of Directors, and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material affect on our financial statements.

With the assistance of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria.

Our Chief Executive Officer, who is our acting Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all of our control issues and instances of fraud, if any, have been detected.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

With the assisstance of our management, we have identified a material weakness in the effectiveness of our internal control over financial reporting, which relates to the shortage of funds necessary to retain accounting personnel to assist our Chief Executive Officer, who is our acting Chief Financial Officer, with closing our books and records effectively at each reporting date, collecting and transmitting the necessary operational information to our registered public accounting firm, and completing the work necessary to file our financial reports in a timely manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

In connection with the evaluation of our internal control over financial reporting, as required by Rule 13a-15(d) and Rule 15d-15(d) under the Exchange Act, we identified no change in our internal control over financial reporting or in other factors that occurred during the quarterly period ended December 31, 2007 that could materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2008	BANCORP INTERNATIONAL GROUP, INC.
(Registrant)

	By:	/S/ THOMAS MEGAS
Thomas Megas
Chief Executive Officer
President
Acting Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS MEGAS	Chief Executive Officer	September 12, 2008
Thomas Megas	President Acting Chief Financial Officer
Chairman of Board of Directors

/s/ MARTIN DUFFY	Director	September 12, 2008
Martin Duffy